Form 10-K
period 1996-12-31
CORECOMM INC
filed 1997-03-28
CIK 1032030

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                     ______

                                  F O R M 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _________ to ________

Commission File No. 19869-99

                             CORECOMM INCORPORATED
       -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                                13-3927257
       -------------------------------               -------------------
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

110 East 59th Street, New York, New York                   10022
----------------------------------------                -----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (212)906-8485
                                                   -------------

                                  __________


Securities registered pursuant to Section 12(b) of the Act:

                            NONE

Securities registered pursuant to Section 12(g) of the Act:


                    Common Stock, par value $.01 per share
                    --------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   [ X ] Yes     [   ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the registrant's common stock held by non-affiliates at March 24, 1997, valued in accordance with the Nasdaq Stock Market's National Market closing sale price for the registrant's common stock, was approximately $188,984,000.

As of March 24, 1997, there were 13,073,856 shares of the registrant's sole class of common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

              Document             Part of 10-K in which
              --------            ---------------------
                                      Incorporated
                                      ------------

Definitive proxy statement              Part III
for the 1997 Annual Meeting
of the Stockholders of
CoreComm Incorporated



        "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                              REFORM ACT OF 1995:

EXCEPT FOR THE HISTORICAL INFORMATION PRESENTED, THE MATTERS DISCUSSED IN THIS REPORT MAY INCLUDE FORWARD-LOOKING STATEMENTS. THEY REPRESENT THE COMPANY'S REASONABLE JUDGMENT ON THE FUTURE AND ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY. SUCH FACTORS INCLUDE A CHANGE IN ECONOMIC CONDITIONS IN THE AREAS SERVED BY THE COMPANY'S OPERATIONS WHICH WOULD ADVERSELY AFFECT THE LEVEL OF DEMAND FOR ITS PRODUCT; GREATER-THAN-ANTICIPATED COMPETITIVE ACTIVITY; AND THE IMPACT OF NEW BUSINESS OPPORTUNITIES. THESE AND OTHER FACTORS RELATED TO THE BUSINESS ARE DESCRIBED HEREIN.

                             TABLE OF CONTENTS

PART I                                                          PAGE
------                                                          ----

Item 1      Business...........................................   1

Item 2      Property...........................................  16

Item 3      Legal Proceedings..................................  16

Item 4      Submission of Matters to a Vote of Stockholders....  16


PART II
-------

Item 5      Market for the Registrant's Common Stock and
             Related Stockholder Matters.......................  17

Item 6      Selected Financial Data............................  18

Item 7      Management's Discussion and Analysis of Results
             of Operations and Financial Condition.............  19

Item 8      Financial Statements and Supplementary Data........  23

Item 9      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...............  24


PART III
--------

Item 10     Directors and Executive Officers of the Registrant.  24

Item 11     Executive Compensation.............................  24

Item 12     Security Ownership of Certain Beneficial Owners and
             Management........................................  24

Item 13     Certain Relationships and Related Transactions.....  24


PART IV
-------

Item 14     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K...............................  24

Exhibit Index..................................................  25

Signatures.....................................................  27

Index to Financial Statements.................................. F-1

                                     PART I
                                     ------

ITEM 1.  BUSINESS
-------  --------

GENERAL

         Prior to January 31, 1997 (the "Merger Date") CoreComm Incorporated ("CoreComm" or the "Company") was known as Cellular Communications of Puerto Rico, Inc. ("CCPR"). CoreComm is a Delaware corporation that was incorporated on January 13, 1997. From its date of incorporation until the Merger Date CoreComm was a wholly-owned subsidiary of CCPR. On the Merger Date CCPR effected a corporate restructuring (the "Restructuring") whereby shareholders of CCPR become shareholders of CoreComm on a one-for-one basis upon the completion of a merger of CCPR with and into a subsidiary of CoreComm. As a result of the Restructuring Corecomm replaced CCPR as the publicly traded entity and CCPR became a wholly-owned subsidiary of CoreComm.

         The Company, through wholly and majority owned entities, owns, operates and markets cellular and paging systems in the Commonwealth of Puerto Rico and the U.S. Virgin Islands and conducts other cellular and paging related operations described below. From time to time the Company reviews opportunities in other telecommunications related industries both inside and outside of Puerto Rico and the U.S. Virgin Islands. The Company's executive offices are located at 110 East 59th Street, New York, New York 10022 and its telephone number is
(212) 906-8485.

COMMONWEALTH OF PUERTO RICO

         The Commonwealth of Puerto Rico has been a territory of the United States since 1898 and a Commonwealth since 1952. Puerto Ricans are U.S. citizens with non-voting representation in Congress, who cannot vote in national elections unless they reside in the United States. The system of government is modeled after the state governments of the United States, with an executive branch headed by a Governor and a legislature consisting of a 27-member Senate and a 53-member House of Representatives. The judicial system is closely linked to the United States system. Most United States laws apply in Puerto Rico and Puerto Rico is under the jurisdiction of the First Circuit, United States Court of Appeals, which maintains a United States District Court in Puerto Rico. Judicial decisions may be appealed to the Supreme Court of the United States in the same manner that decisions are appealed from state courts. The United States and Puerto Rico also share common monetary, defense and postal systems.

         The Commonwealth of Puerto Rico has a land area approximately 70 percent the size of Connecticut and has a population of approximately 3.8 million people. The population is concentrated primarily in the coastal regions, in particular, the San Juan metropolitan area. Puerto Rico maintains a highway and road network of approximately 8,600 miles, including a partially completed all island beltway loop.

THE  U.S. VIRGIN ISLANDS

         The U.S. Virgin Islands has been a territory of the United States since 1917. Virgin Islanders are U.S. citizens with non-voting representation in Congress, who cannot vote in national elections unless they reside in the United States. The system of government is modeled after the state governments of the United States, with three main branches of government. The executive branch is headed by a Governor, elected every four years through a direct vote. The legislative branch consists of one chamber having 14 members. The judicial system is closely linked to the United States system with a Territorial Court that has jurisdiction over local matters and a United States District Court, which falls under the jurisdiction of the Third Circuit, United States Court of Appeals. Judicial decisions may be appealed to the Supreme Court of the United States in the same manner that decisions are appealed from state courts. United States Federal law applies in the U.S. Virgin Islands. The United States and the
U. S. Virgin Islands share common monetary, defense and postal systems.

         The U.S. Virgin Islands has a land area of approximately 84 square miles and has a population of approximately 102,000 people. The population is divided in three islands: St. Thomas (with a population of approximately 46,000 people), St. Croix (with a population of approximately 50,000 people) and St. John (with a population of approximately 6,000 people).

CELLULAR TELEPHONE OWNERSHIP INTERESTS

         The following table sets forth the Company's cellular Metropolitan Statistical Area ("MSA") and Rural Service Area ("RSA") markets and approximate percentage ownership as of December 31, 1996:


MARKET                                    POPULATION(1)(2)  OWNERSHIP    POPS (3)
------                                    ----------------  ---------    --------
  San Juan/Caguas MSA (4)...............     2,124,891         100.00%  2,124,891
  Aguadilla MSA.........................       180,687          99.01     178,898
  Mayaguez MSA..........................       227,941         100.00     227,941
  Ponce MSA.............................       261,585         100.00     261,585
  Arecibo MSA...........................       195,843         100.00     195,843
  PR-1 Rincon RSA.......................        13,726         100.00      13,726
  PR-2 Adjuntas RSA.....................       276,517         100.00     276,517
  PR-3 Ciales RSA.......................       126,052         100.00     126,052
  PR-4 Aibonito RSA(5)..................       295,140           0.00           0
  PR-5 Ceiba RSA(6).....................        42,172           0.00           0
  PR-6 Vieques RSA......................         8,975         100.00       8,975
  PR-7 Culebra RSA......................         1,598         100.00       1,598
  U.S. Virgin Islands-1 St. Thomas/St.          51,670         100.00      51,670
   John.................................
  U.S. Virgin Islands-2 St. Croix.......        50,139         100.00      50,139
                                             ---------                  ---------
     Total..............................     3,856,936                  3,517,835
                                             =========                  =========
----------------

(1)  1995 U.S. Census Bureau Population Estimates for Puerto Rico.
(2)  1990 U.S. Census Bureau Population Estimates for the U.S. Virgin Islands.
(3) A cellular system operator's "pops" is currently the most common technique for measuring the relative size of different companies in the cellular telephone business. Pops are defined as the estimated population of a market multiplied by a company's ownership interest in the entity operating the system in that market. The number of pops owned by a cellular operator does not represent the number of users of cellular service and is not necessarily indicative of the number of potential subscribers. Rather, this term is used only as a basis for comparison of the current size of cellular system operators.
(4) In February 1996, the Company acquired the remaining minority interests aggregating 6.14% in the San Juan Cellular Telephone Company, the entity holding the operating license for the San Juan/Caguas MSA.
(5) In December 1995, the Company signed various agreements with the holder of the construction permit for the PR-4 Aibonito RSA setting forth the material terms and obligations between both parties. These agreements include: (i) a Dual Licensing Agreement, (ii) a Switching and Interconnect Agreement, (iii) a Tower and Building Lease Agreement and (iv) a Roaming Agreement.
(6) The Company has received interim operating authority in the PR-5 Ceiba RSA from the Federal Communications Commission ("FCC") and from Puerto Rico authorities. The FCC is currently considering whether permanent operating authority with respect to PR-5 Ceiba RSA should be issued by lottery or by auction.

          The Company had, as of December 31, 1996, an aggregate of approximately 159,300 subscribers which represents a penetration rate (i.e., the number of subscribers divided by the total estimated population of the Company's markets) for the Company of approximately 4.1%. See "Sales and Marketing".

PAGING

          A subsidiary of the Company has received authorization from the FCC to operate two 900 MHz paging systems to serve Puerto Rico and the U.S. Virgin Islands. The Company completed the construction of the Puerto Rico paging system and began operations during March 1995. The Company completed construction of the U.S. Virgin Islands paging system and began operations in November 1995. As of December 31, 1996, the Company's paging operations had approximately 31,000 pagers in use.

SALES AND MARKETING

          The Company targets subscribers through direct and indirect distribution channels and aggressive advertising. The Company relies on its direct sales force, indirect channels such as dealers, retailers and resellers, sales literature, sponsorship of local events, and substantial television, print and radio advertising campaigns to create awareness of its services and to communicate the benefits and promotional offers associated with it.

          Sales are targeted at two primary segments: individual and corporate accounts. Each segment has its own dedicated direct sales force. The Company has over 300 employees in sales and marketing functions. Direct sales, including corporate accounts, represented over 50% of the Company's total sales in 1996. The 120-person direct sales force is distributed among twelve fixed sales and service centers throughout Puerto Rico and the U.S. Virgin Islands, with five in San Juan/Caguas, one in Ponce, one in Fajardo, one in Arecibo, one in Mayaguez and three in the U.S. Virgin Islands, as well as four kiosks located in major shopping centers, 19 mini-kiosks inside large retail stores (e.g., WalMart, Sams, Western Auto) and four mobile units. The sales and service centers are designed for up-market consumers, have convenient hours of operation, and the ability to sell and service cellular telephones while the customer waits. The sales and service centers also play a major role in the Company's ability to provide superior customer service. See "Customer Service". In addition, the Company utilizes a network of carefully selected independent dealers and large retailers (such as Sears and Radio Shack) which accounted for over 40% of the Company's new activations in 1996. Currently, resellers account for only a small percentage of new activations.

          The use of a broad mix of different distribution channels in Puerto Rico gives the Company a widespread marketing presence and provides easy access to its subscriber base while maintaining a high quality of service to its subscribers. In addition, the Company's growing network of direct sales, dealers and large retailers provide it with a strong presence in the telecommunications market. The Company markets its services under the nationally recognized CELLULARONE(R) brand name and its sales and marketing strategy carefully promotes CELLULARONE(R)'s premium brand image.

          Although the Company employs a segmented pricing approach whereby specific pricing plans are developed to attract different segments of the market, the Company has differentiated itself from the Puerto Rico Telephone Company ("PRTC"), the Company's significant competitor and the landline telephone service provider in Puerto Rico, primarily by offering premium services at premium prices and directing significant efforts toward customer service, technical excellence and advanced calling features. In contrast, the Company believes that the PRTC has tended to compete on the basis of name recognition and appeal to local sentiment.

CUSTOMER SERVICE

          An important element in the Company's business strategy is to provide the highest quality, localized customer service in the individual markets it serves. This is especially significant because, in the Company's view, customer service has not been emphasized by the PRTC.

          The Company's commitment to superior quality service is reflected by the 96% overall satisfaction rating--the highest in the United States--it received from its subscribers in an annual independent survey of customer satisfaction conducted by the Cellular One Group in 1996. This rating far exceeded the 86% United States national average.

          The Company has introduced a full-service program utilizing customer service representatives and local customer service centers in all of its major markets. A recent introduction to the Puerto Rico cellular market, customer service centers are located within existing sales and service distribution outlets, offering a specific, non-sales-oriented point of contact where existing customers can pay their bills, ask questions about their cellular service or hardware, etc.

          In addition, the Company provides a 24-hour customer service hotline. This full-service policy means that a customer service person is available at all times to answer inquiries and to respond rapidly to customer emergencies. The Company proactively implements fraud detection and sophisticated prevention mechanisms to protect its subscribers and in 1992 implemented fraud identification software. Through programs such as these, the Company has taken a leading role in the industry to educate the public about the growing problem of cellular telephone fraud and how to detect and prevent its occurrence. In addition, through its participation in the North American Cellular Network ("NACN"), the Company is assured that only bona-fide subscribers enjoy roaming services.

          The Company also employs a proactive, segment-driven approach to customer retention and loyalty, beginning with a "welcome call" shortly after a subscriber receives its first bill. Subsequently, each subscriber is classed according to segment (corporate or individual), usage (high, medium, low), tenure, payment history, etc., and subsequent contact patterns and methods depend on a subscriber's class. This allows the Company to service and satisfy its subscriber base according to their value to the Company in a cost effective manner.

CELLULAR TECHNOLOGY

          Cellular mobile radio technology was developed to provide high quality, high capacity mobile and portable telephone systems. In a cellular telephone system, the service area is subdivided into smaller geographic areas or "cells." Each cell has its own relatively low power transmitter and receiver that communicates by radio signal with cellular telephones located in the cell. Each cell is connected by microwave or telephone line to a mobile telephone switching office ("MTSO"), which in turn is connected to the worldwide telephone network. See "--Regulation--Federal Communications Commission Regulation" for the interconnection arrangements with the worldwide telephone network.

          When a cellular subscriber in a particular cell dials a number, the mobile telephone sends the call by radio to the cell's transmitter/receiver, where it is sent to the MTSO. The MTSO then completes the call through its connection with the landline telephone network. Conversely, incoming calls are received by the MTSO, which instructs the appropriate cell to complete the communications link by radio signal between the cell's transmitter/receiver and the cellular telephone.

          The MTSO controls communications within the cellular system, including the "hand-off" process as a cellular telephone moves from one cell to another. In this process, the system recognizes that a cell boundary has been crossed, finds an available channel in the new cell, and transfers the call to that channel--all within a fraction of a second.

          Cellular telephone systems have a high capacity because of the substantial frequency spectrum generally allocated for the purpose of cellular service by the FCC and because all frequencies can be reused throughout the system. Frequency reuse is possible because the transmission power of cell site equipment and mobile units is relatively low and signals on the same channel will not interfere with each other if they are transmitted in cells that are sufficiently far apart. Reuse multiplies the number of channels available to the system operator and thereby increases the telephone calling capacity. A cellular licensee may also use its cellular frequencies to provide paging, data transmission, and other services so long as the provision of these services does not impair its ability to provide cellular service, cause interference to other cellular licensees and, when required, has the appropriate regulatory approval.

NETWORK AND SYSTEM CONSTRUCTION

          The Company's network was designed specifically for the Puerto Rico market using extensive geographic and engineering studies. The Company continually updates its network in order to ensure quality service and maximum geographic coverage. The Company has completed a network that as of December 31, 1996, included approximately 78 cell sites and two MTSOs covering over 90% of the population of Puerto Rico and the U.S. Virgin Islands. Engineering and system construction is carried out by approximately 85 employees.

          Cell sites are equipped with both analog and dual mode (i.e. digital or analog cellular) digital-ready radio transceivers. Digital Time Division Multiple Access ("TDMA") was installed in 1995. Digital technology offers many advantages over analog technology, including substantially increased capacity, lower costs and the opportunity to provide enhanced services such as improved data transmission. The Company has introduced and distributed to selected groups of subscribers, including internal users, dual mode phones using the TDMA format for digital signaling. Because existing analog cellular telephones will not be able to receive digital transmissions from the base station, the Company expects that the transition from analog to digital will be phased in over a number of years, during which time the system will maintain both analog and digital transmitting equipment and will thus be able to serve both analog and digital forms of cellular telephones and transmitting equipment.

          In order to hasten cell site commissioning, increase network reliability and reduce ongoing operating costs, the Company has built its own digital microwave transmission network to connect its cell sites and switches. The backbone of the network is a ring around the mountainous regions of the island, providing substantial capacity (135 Mb/sec). The ring network provides redundant communication paths to ensure minimal network disruption in the event of a cell site outage and spurs provide at least 6 Mb/sec of capacity to each cell site. The Company resells spare capacity on this network to major telecommunications users.

          The Company uses a UNIX-based Computer Automated Design system to choose the proper network configuration that will provide maximum capacity and service reliability in the island's heavily populated coastal areas. The design is based on the ring network concept, which provides a good fit with Puerto Rico's topography. In addition, to test the network design, the Company uses a performance testing system to predict and measure signal levels. By utilizing sophisticated network design and system testing techniques, the Company's completed network provides similar geographic coverage to the PRTC with fewer cell sites and with greater service reliability.

          Cellular systems are capital intensive, requiring significant levels of investment for equipment, construction and cell site acquisition. As of December 31, 1996, the Company had operating plant and equipment and construction-in-progress with an historical cost of approximately $118,000,000.

SOURCES OF REVENUE

          The cellular mobile telephone services available to customers and the sources of revenue available to a system operator are similar to those available with standard home and office telephones. Cellular telephone subscribers are charged separately for monthly access, air time, toll calls and custom calling features such as voice mail, call forwarding, call waiting and third party conferencing. Cellular telephone subscribers are generally responsible for purchasing or otherwise obtaining their own cellular mobile telephone. Paging subscribers are charged on a monthly basis for service and are generally responsible for purchasing their own pager. The Company also generates some revenue from the resale of its digital microwave transmission network.

          When service is provided to "roamers" (i.e., registered customers of a cellular system other than the Company's cellular system who place calls on the Company's cellular system), the Company charges a daily access fee and the roamer air time rate, which is typically higher than standard usage rates. Roaming is an added service offered by the Company which allows a customer to place or receive a call in a cellular service area away from the customer's home market area. The Company has entered into "roaming agreements" with operators of other cellular systems covering most of the United States cellular systems. These reciprocal agreements allow a subscriber of a participating system to roam or travel into a Company market and make and receive calls on the Company's system. The charge for this service is billed by the Company to the subscriber's home system, which then bills the subscriber. Roamers from systems that do not participate in this arrangement are routed to an outside service bureau which completes the call upon the receipt of a valid credit card number. The Company receives a fee from the service bureau for each completed call. The Company provides roaming services under the NACN, which allows calls to and from roamers from systems who participate in NACN to be delivered automatically without the use of access codes. NACN also provides such roamers the ability to use their custom calling features in roaming markets.

          The cellular telephone industry is typically characterized by high fixed costs and low variable costs. Therefore, once revenues exceed fixed costs, incremental revenues should yield a high incremental operating profit. In addition, once initial system capacity has been reached, additional cellular system capacity can be added in increments that closely match demand and at less than the proportionate cost of the initial capacity.

PATENT, COPYRIGHTS AND LICENSES

          The Company does not have any patents or copyrights nor does the Company believe patents or copyrights play a material role in its business. Other than the Company's FCC licenses, the Company's only license is for the use of the service mark and trademark CELLULARONE(R), which is also licensed to many of the non-wireline systems in the United States. In 1992, the owners of such mark entered into a new agreement with the Company, with an effective twenty-year term, under which the Company is required to maintain certain service quality standards. Under this agreement, the Company is required to pay licensing and other fees for the use of the service mark. The total fees paid in the year ended December 31, 1996 were $202,000, which were determined by the size of the Company's markets.

COMPETITION

          FCC rules formerly provided that two licensees will be authorized to provide wireless communications service in each market. PRTC is one of the licensees (the "Wireline Licensee") in each Puerto Rico market. VitelCellular, Inc., an affiliate of Virgin Islands Telephone Company (the provider of landline telephone service in each market in the U.S. Virgin Islands) is the Wireline Licensee in each U.S. Virgin Islands market. The second authorization in each of Puerto Rico and the U.S. Virgin Islands was available for applications by a non-telephone company carrier (the "Non-Wireline Licensees"). The Company is a Non-Wireline Licensee. The FCC's regulation of cellular system licensing, construction and operation is substantially the same for both the Non-Wireline Licensee and the Wireline Licensee. Each Licensee is assigned 25 megahertz of the radio spectrum, which is further divided into 416 two-way channels. Given the cellular market duopoly, the Company faces facilities-based competition in each of its Puerto Rico markets from the PRTC and in each of its U.S. Virgin Islands markets from VitelCellular, Inc. Although the cellular services offered by the Company, the PRTC and VitelCellular, Inc. are similar in terms of price, the Company has attempted to differentiate itself from the PRTC and VitelCellular, Inc. by directing significant efforts toward customer service, technical services and calling features.

          The PRTC and VitelCellular, Inc. are significantly larger and better capitalized than the Company. The Company believes the PRTC currently provides service to approximately 56% of the subscribers of cellular service in Puerto Rico. In the U.S. Virgin Islands, the Company believes that VitelCellular, Inc. currently provides service to approximately 45% of the subscribers of cellular service in the U.S. Virgin Islands.

          In 1990, the Commonwealth of Puerto Rico attempted to sell the PRTC to an independent third party, but did not consummate such a transaction. The Commonwealth has halted this process, but there can be no assurances that it will not again attempt to sell, or otherwise alter its ownership of the PRTC. Such sale could be to another experienced cellular operator or to a telecommunications company, such as an affiliate of a Bell Operating Company ("BOC"). Given that the FCC-defined markets and the technical standards are the same for both licensees in a market, the Company believes that its ability to make and implement decisions rapidly and its customer service oriented strategy should enable it to compete effectively with the PRTC or any other competitor.

          Broadband personal communications systems ("PCS") will in the near future be competitive with cellular services. Broadband PCS is a digital, wireless communications service consisting of a variety of new mobile and portable services and technologies, such as small, lightweight telephone handsets that work at home, in the office, or on the streets; portable, wireless facsimile machines; wireless electronic mail services; advanced paging techniques; and other wireless communications services. Broadband PCS providers are beginning to deploy a large number of low power base stations to take advantage of the radio propagation characteristics of the 2 GHz spectrum. Accordingly, more PCS base stations than cellular base stations will be needed to cover a particular area, although PCS facilities are expected to cost less than comparable cellular facilities.

          The FCC has allocated 120 MHz of 2 GHz spectrum for broadband PCS and has commenced licensing the service to the public pursuant to three separate consecutive auctions. In the first broadband PCS auction, approximately 30 different companies were granted a total of 102 MTA 30 MHz licenses on June 23, 1995. On May 6, 1996, the FCC concluded its second broadband PCS auction of 493 smaller Basic Trading Area ("BTA") 30 MHz licenses. Eligibility for this auction was limited to applicants meeting certain financial qualifications. Grant of these BTA licenses created a third broadband PCS service provider in the markets served by the Company. On January 14, 1997, the FCC concluded the final broadband PCS auction for 1,479 10 MHz BTA licenses. One block of those licenses (493 authorizations) was reserved for applicants meeting certain financial qualifications. In late 1995, American Personal Communications, Inc. launched the first PCS service in the Washington, D.C. MTA, and several more broadband PCS licensees commenced service in late 1996.

          In total, the FCC will award six broadband PCS licenses by auction in each market, with each licensee holding either 10 MHz, 20 MHz, 30 MHz, or 40 MHz of spectrum in service areas larger than most individual cellular markets. Eligible entities are permitted to aggregate up to 45 MHz of commercial mobile radio services spectrum in any given area. Thus, the Company, the PRTC, and VitelCellular, Inc. are eligible for 20 MHz each of PCS spectrum in their cellular markets. Like cellular licensees, PCS licensees will also be permitted to aggregate markets to create regional and national systems. In addition, the FCC recently modified its rules to permit broadband PCS licensees to disaggregate their spectrum or geographically partition their service areas. Therefore, the auction winners in Puerto Rico and the U.S. Virgin Islands may now sell blocks of their spectrum or portions of their service areas to other competitors.

          The FCC completed the first auction process for broadband PCS in March 1995. The principal winners in the first PCS auction, which consisted of two 30 MHz licenses in each of 51 MTAs comprising the entire United States, are large telecommunications companies such as AT&T, the BOCs, major cable television companies and large independent telephone companies. The Company cannot predict the nature or extent to which PCS will actually develop as a viable competitor. In the Puerto Rico-Virgin Islands MTA, the two high bidders were AT&T and Centennial Cellular Corp. ("Centennial"). Upon construction of their PCS systems, AT&T and Centennial will each eventually be able to provide a single seamless system overlapping the Company's system. Centennial began marketing its PCS services in December 1996. In the recently-concluded D-F block PCS auction, the PRTC and VitelCom, Inc., an affiliate of VitelCellular, Inc., each purchased 10 MHz licenses that cover their respective cellular service areas. Accordingly, after the FCC completes the licensing process, each of these companies will hold 35 MHz of wireless spectrum in their regions. The remaining D, E, and F blocks PCS licenses were acquired by entities unaffiliated with existing wireless providers in Puerto Rico and the U.S. Virgin Islands.

          The FCC has also issued local and nationwide licenses in the 220-222 MHz band for the provision of land mobile service. These licenses are expected to provide various one-way acknowledgment, and certain two-way voice and data services. Further, the FCC has completed the licensing of "narrowband PCS" in the 900 MHz band, which includes, among other services, data messaging, advanced one-way and two-way paging, and facsimile. The messaging and paging services are expected to include electronic mail and digitized voice messages. These licenses were issued by auction on a local, regional, and national basis, including in the Company's markets. Narrowband PCS will likely be competitive with the Company's paging operations.

          Cellular telephone systems also face competition from, among others, specialized mobile radio ("SMR") systems. Although the rules for SMR service permit interconnection with the landline network, the Company believes that SMR has been most effective as a two-way radio (i.e., dispatch) service. Several SMR companies have received waivers from the FCC of certain rules to permit them to overcome certain technological limitations and offer service that is more competitive with cellular service, including the use of digital technologies. This service is known as enhanced SMR (''ESMR''). The waivers issued by the FCC are specific to certain large markets, none of which are in Puerto Rico or the U.S. Virgin Islands. The FCC has recently adopted rules applicable to SMR services in the 800 and 900 MHz band to enable the creation of seamless regional or national SMR systems similar to those which it has authorized under the waiver process.

          With respect to the 800 MHz spectrum, on December 15, 1995, the FCC issued new rules that establish a new category of 175 license service areas covering the United States known as ''EAs'' for SMR licensees operating on three spectrum blocks comprised of a total of 200 channels at 800 MHz (10 MHz total). The FCC established three additional EA licensing regions for the five United States possessions. EAs will be available in three spectrum blocks: a 120-channel block, a 60-channel block and a 20-channel block. Like the rules applicable to other commercial wireless services such as cellular, 800 MHz SMR licensees will now be able to construct on any available site within the EA and add, remove, or relocate site locations within the EA during the license term without prior FCC approval. EA's will be permitted to use any spectrum within the EA service area that is recovered by the FCC from an incumbent SMR licensee in the event of termination of the incumbent's license. In addition, 525 EA licenses will be awarded for the upper 200 channels by a single simultaneous multiple round auction. With respect to the 900 MHz spectrum, the FCC adopted a licensing scheme that divides the 900 MHz SMR band into 20 ten-channel blocks in each of 51 service areas based on Major Trading Areas (''MTAs''). SMR licensees will have the flexibility to construct or modify their facilities similar to the rules applicable to cellular licensees. These rules have the potential to increase the ability of SMR to compete with cellular. In the same rulemaking proceeding the FCC also adopted rules applicable to the auctioning of the MTA licenses in the 900 MHz SMR service. A total of 1,020 MTA licenses were awarded in the 900 MHz SMR service. The FCC closed the 900 MHz spectrum auction in April 1996.

          Technological advances in the communications field continue to make it impossible to predict the extent of future competition for cellular services. For example, the FCC has licensed three mobile satellite systems and has pending two additional systems in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites. There are a number of large, well-financed entities involved in the mobile satellite business. One international investment consortium, Iridium LLC, has stated its intent to provide a cellular-type telephone service via satellite technology that will be available anywhere in the world beginning in September 1998. Iridium also plans to offer a means of roaming among the world's major ground-based cellular phone standards. A rocket launch mishap has caused Iridium to delay the launch date of the first three of 66 satellites from January 1997 to May 1997. Potential satellite competitors to Iridium include Globalstar LP, which has announced its intention to be in operation by 1999; ICO Global Communications LP; and Odyssey, a 12-satellite system developed by TRW Inc. In addition, the FCC has recently allocated additional spectrum for use by the Mobile-Satellite Service to provide mobile communications services. According to the

FCC, ten companies already have expressed an interest in utilizing this spectrum. The FCC has also authorized Basic Exchange Telecommunications Radio Service to make basic telephone service more accessible to rural households and businesses.

          Further, various other FCC rulemaking proceedings may affect the manner in which radio frequency spectrum will be allocated among the various potential competitors of cellular service. For example, the FCC has adopted rules allocating 25 MHz below 5 GHz for commercial fixed and mobile radio services which could eventually compete with cellular. The FCC has also adopted rules allocating a portion of the spectrum above 40 GHz for commercial radio service some of which could compete with cellular. There can be no assurance that existing cellular operators will be permitted to receive licenses for such spectrum, or that the adoption of auctions would not increase the cost to the Company of obtaining such licenses or their renewal. In addition, Congress recently allocated 30 MHz of spectrum in the 2.3 GHz band for wireless communication services ("WCS"), and the FCC has adopted rules permitting licensees to offer virtually any wireless service on this band, subject to specific technical rules to prevent interference with services in adjacent bands. Congress has mandated that the auction for these licenses be completed and all money collected by September 30, 1997. In the auction, which the FCC has set to commence on April 15, 1997, two types of licenses will be made available:
(1) two 10-MHz blocks in each of 46 Major Economic Area Groupings ("MEAs"); and
(2) two 5-MHZ blocks in each of 11 Regional Economic Areas ("REAGs"). Puerto Rico and the U.S. Virgin Islands will constitute a single MEA and a single REAG for initial licensing purposes. Because the FCC has adopted restrictive out-of-band emission limits for WCS spectrum, which it believes will render WCS spectrum technologically infeasible for mobile operations, WCS licensees will probably not present significant competition to the Company's operations for the foreseeable future. Other technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition.

REGULATION

          Federal Communications Commission Regulation. The Communications Act of 1934 (the "Communications Act") requires cellular system, paging system and microwave station operators such as the Company to obtain authorization from the FCC prior to constructing or operating their systems.

          For cellular licensing purposes, the FCC divided the United States, including Puerto Rico and other areas under the FCC's jurisdiction, into separate geographic markets, known as MSAs and RSAs. Licenses have been issued in all 306 MSAs and in all 428 RSAs. There are no pre-designated microwave markets. Applicants may apply for microwave licenses anywhere they seek to provide microwave services, provided that operation of the microwave facility at that location will not cause interference to other parties.

          When the initial phase of a cellular system has been constructed in an authorized manner, the licensee is required to notify the FCC that construction has been completed before it is authorized to offer commercial service to the public. The licensee then is said to have "operating authority" and is issued an operating license. The Company has obtained operating authority for each of its currently operating cellular systems. Initial licenses are granted for 10-year periods and are renewable upon application to the FCC for periods of 10 years.

          The Company's initial operating licenses for its systems were issued in 1988 through 1993. Licenses may be revoked and license renewal applications denied for cause. Prior to the expiration of its license term, each cellular licensee seeking renewal must file an application. Other parties seeking authorization to serve the licensee's market may also file competing applications. The FCC has ruled that an incumbent licensee would receive a "renewal expectancy" if, during its license term, (i) its performance has been "substantial," defined as

"sound, favorable, and substantially above a level of mediocre service"; and
(ii) it had substantially complied with applicable FCC rules, policies, and the Communications Act. Under rules currently in effect, in granting a license renewal, the FCC would compare competing applications at a hearing in which the incumbent's renewal expectancy is the most important factor. The FCC has also adopted rules which would award an incumbent its license renewal and not require a full comparative hearing if the incumbent qualifies for a renewal expectancy. The FCC may grant an uncontested renewal application without conducting a comparative hearing or finding a renewal expectancy. There can be no assurance that a license will be renewed.

          The FCC has adopted regulations regarding auctions for the award of radio spectrum licenses. Pursuant to such rules, the FCC at any time may require auctions for new or existing services prior to the award of any license. Accordingly, the Company can give no assurance with respect to its continued ability to procure additional frequencies or to expand existing services using frequencies for which the Company is licensed into new geographic areas.

          Under FCC rules, the authorized cellular service area for the Company in each of its markets is referred to as the "cellular geographic service area" or "CGSA." The boundaries of the CGSA are determined by a mathematical formula that is a function of transmitting station effective radiated power and antenna height. The CGSA may be coincident with, smaller than, or in some cases larger than the related MSA or RSA boundary. The right to serve areas which fall within the licensee's MSA or RSA but outside of its CGSA is exclusive to such licensee for a period of five years from the grant of its initial construction permit. As licensees serve such areas, their CGSAs will be extended to cover the additional served areas inside the MSA or RSA and, in some cases, area beyond the MSA/RSA boundary. Although overlapping service areas are common, under rules adopted by the FCC in 1993, service area extensions into the CGSA of a neighboring system on the same frequency block must be withdrawn from such CGSA at the request of the neighboring licensee. At the conclusion of the initial five-year construction period any entity, including the licensee, may file with the FCC an application to serve the "unserved areas," of that MSA or RSA which are outside of the licensee's CGSA, subject to certain restrictions. The FCC has begun accepting and granting applications for unserved areas pursuant to lottery and recently has adopted rules for auctioning other unserved areas. The Company has determined that there are no significant unserved areas within its licensed markets. There are no unserved areas in Puerto Rico currently on the FCC's slate to be auctioned. In a comprehensive rewrite of its rules applicable to cellular service, effective in 1995, the FCC revised the rules to allow cellular carriers more flexibility to operate their systems. For example, except in limited circumstances (i.e., environmental concerns), licensees will only have to notify the FCC of new or modified transmission facilities that result in an extension outside of the licensees' authorized CGSA.

          The Communications Act requires telecommunications common carriers to file and maintain with the FCC tariffs describing rates, terms and conditions under which their international telecommunications services are offered to the public. Accordingly, the Company must file tariffs for international telecommunications services that it proposes to offer. These tariff filings qualify for streamlined regulations. Two subsidiaries of the Company have filed tariffs for provision of international long distance resale services.

          The FCC's rules also prohibit common carrier licensees from imposing restrictions on the resale of service by third parties who purchase blocks of mobile telephone numbers from an operational system and then resell them to the public. The Company currently provides service to third party resellers. The FCC recently extended this nondiscriminatory resale requirement to broadband PCS and certain SMR licensees. Further, under this new policy, all resale obligations for cellular, broadband PCS and SMR operators will terminate five years after the date that the last group of initial PCS licenses are granted.

          On February 8, 1996, Congress enacted the Telecommunications Act of 1996 (the "1996 Act"), which effected a sweeping overhaul of the Communications Act. In particular, the 1996 Act substantially amended Title II of the Communications Act, which governs common carriers. The 1996 Act imposes a duty on all telecommunications carriers, including cellular, to interconnect with the facilities of other telecommunications carriers. Only incumbent local exchange carriers ("LECs") are required to provide "direct" interconnection with their facilities, however. In addition, the 1996 Act requires that interconnection be the subject of good faith negotiations leading to voluntary agreements that must be filed with and approved by state commissions. Moreover, the 1996 Act establishes certain guidelines for the manner in which LECs may charge for providing interconnection services (e.g., tandem switching, transport and termination) and provides that LECs must pay wireless providers, including cellular and paging operators, for termination of landline-originated calls. Furthermore, provisions of the 1996 Act may qualify PRTC for a suspension of certain interconnection obligations. Although the initial term of the Company's original interconnection agreement with PRTC has expired, that agreement requires the parties to continue to operate under the terms of the agreement until a new one is reached. The outcome of any future negotiations cannot yet be determined.

          In exchange for opening their local loops to competition, the 1996 Act permits the BOCs, which previously had been prohibited from providing interLATA services (i.e., long distance services), to provide such services, including, but not limited to, the provision of interLATA services in connection with commercial mobile radio service ("CMRS"). In addition, the 1996 Act permits registered public utilities to provide cellular and other telecommunications services through separate affiliates authorized by the FCC as "exempt telecommunications companies."

          As directed by the 1996 Act, in August 1996, the FCC issued comprehensive rules regarding the introduction of competition into the local telephone market. These rules address most aspects of the provision of competitive local telephony services from both facilities-based and non-facilities-based competitors, including cellular and paging operators. The rules address the process by which potential competitors negotiate with incumbent telephone companies for interconnection, the facilities that must be available for interconnection, the use of components of the incumbents' networks (referred to as "unbundled access"), the resale of services of others, and the pricing of interconnection and other services and facilities used for offering competitive local telephone services. The rules also provide that incumbent LECs, such as the PRTC and the Virgin Islands Telephone Company, must begin paying the Company and other wireless providers immediately for terminating landline-originated traffic on the wireless facilities. In October 1996, after an appeal by the BOCs and other incumbent local exchange carriers, the U.S. Court of Appeals for the Eighth Circuit stayed certain aspects of the FCC's rules (primarily affecting the pricing provisions) after arguments were made that the FCC may have exceeded its jurisdiction. Two weeks later, the Eighth Circuit lifted the stay with regard to some of the FCC's rules affecting compensation for CMRS providers. In addition, numerous parties have sought reconsideration of the FCC's rules. Going forward, the manner in which the FCC changes these rules, whether due to the legal mandate of the Court or due to changes it makes on reconsideration, may affect substantially the pace and development of wireless services.

          Notwithstanding the Eighth Circuit's stay of some of the FCC's regulations regarding rates and terms for interconnection with incumbent LECs, the Company has continued negotiations initiated on September 20, 1996 to replace its existing interconnection agreement with the PRTC with an interconnection agreement at rates, terms, and conditions consistent with the 1996 Act. The Company currently interconnects with the PRTC pursuant to an agreement that does not reflect the rates, terms, and conditions that the Company is entitled to under the 1996 Act. The current effort to negotiate a new agreement has failed to produce agreement on all material terms, and consequently, pursuant to the 1996 Act and the FCC's implementing regulations, the Company filed a Petition for Arbitration with the Puerto Rico Telecommunications Regulatory Board (the "Board") on February 27, 1997. The Board has not yet set a schedule for the arbitration, but it is required to act on the Company's petition by June 20, 1997. It is expected that the Board will commence arbitration hearings or settlement negotiations in April or May 1997. The results of any arbitration or further negotiations between the Company and the PRTC cannot be predicted at this time.

          Following enactment of the 1996 Act, no CMRS provider, including those owned or affiliated with BOCs, are required to provide equal access to long distance service providers. The 1996 Act, however, does permit the FCC to impose rules requiring CMRS providers to afford subscribers unblocked access to a long distance provider of their choice through the use of carrier identification codes or other mechanisms, but only if the FCC determines that cellular and other CMRS subscribers are being denied access to their chosen long distance providers and that such denial is contrary to the public interest. It cannot be predicted whether the FCC will subsequently order cellular carriers and other CMRS providers to provide such unblocked access.

          The overall impact of the 1996 Act on the business of the Company is unclear and will likely remain so for the foreseeable future. The Company may benefit from reduced costs in acquiring required communications services, such as LEC interconnection. However, other provisions of the 1996 Act relating to interconnection, telephone number portability, equal access and resale could subject the Company to increased competition.

          Several of the Company's subsidiaries also hold point-to-point common carrier microwave licenses to transport the Company's traffic. These licenses have been issued by the FCC for specified terms, and the licensed facilities, as well as proposed new microwave facilities, must be authorized by the FCC and operated in accordance with the FCC regulations. FCC rules had provided for a universal expiration date every 10 years for all common carrier microwave licenses, regardless of when they had been issued, with the next expiration occurring in February 2001. Under new rules that became effective in August 1996, licensees may select either a full 10-year license term dating from the original issuance, modification or renewal of license or a term of less than 10 years to allow for consolidated renewal application filings. Microwave renewal applications are not subject to comparative proceedings. There can be no assurance that a license will be renewed.

          Alien Ownership.   Section 310(b) of the Communications Act places
significant restrictions on alien ownership in and involvement with any companies that use electromagnetic spectrum frequencies under the FCC's broadcast or common carrier authority. Section 310(b)(3) of the Communications Act places an absolute prohibition on aliens owning or voting more than 20 percent of the capital stock of any corporation holding such a license. Section 310(b)(4) prohibits aliens from owning or voting more than 25 percent of the capital stock of any holding company of such a corporate licensee. The FCC has statutory discretion to refrain from applying the holding company proscriptions of Section 310(b)(4) in a particular case if it determines that doing so would not adversely affect the public interest. Through examination of a recent list of the record holders of the outstanding stock, the Company is not aware of alien ownership of its outstanding stock that would cause it to be in violation of the Communications Act. However, a large percentage of the Common Stock is held in nominee name and, accordingly, the Company is not aware of the citizenship of the actual beneficial owners of such shares.

          The FCC has determined that it will apply an "effective competitive opportunities" test in the exercise of its statutory discretion to permit indirect alien ownership of more than a 25% interest in a common carrier licensee. If the FCC finds that United States investors are permitted to own an interest greater than 25% in a communications carrier offering similar services in the alien investor's home market, it will generally permit that alien to own an equivalent interest in a United States licensed common carrier. Other factors, such as the promotion of competition in the United States market and national security concerns, may affect this determination.

          Puerto Rico and U.S. Virgin Islands Regulation.   On September 12,
1996, the Governor of Puerto Rico signed into law Puerto Rico Bill 1500, the Puerto Rico Telecommunications Act of 1996 ("P.R. Telecom Act"). The P.R. Telecom Act created the Board. The Board has primary regulatory jurisdiction in Puerto Rico over all telecommunications services, all service providers, and all persons with a direct or indirect interest in said services or providers. On October 17, 1996, the three members of the Board, having been selected by the Governor of Puerto Rico, were sworn in. Among other things, the P.R. Telecom Act provides the Board with the power to guarantee the availability of universal service, ensure the reliability of telecommunications services, guarantee services to rural areas, and promote competition. In this regard, the law requires all providers of telecommunications services, except commercial mobile radio services providers, to obtain certification to do business in Puerto Rico and directs the Board to adopt regulations specifying the form, contents, and procedures for such certification. Entities must be certified to obtain access to government-owned property or notice of proposed Board regulations. In addition, the P.R. Telecom Act provides interconnection to the PRTC's facilities at any technically feasible point in PRTC's networks at cost-based rates. The P.R. Telecom Act requires that telecommunication carriers provide detailed instructions regarding the procedures for interconnection between the PRTC and other telecommunications providers. Finally, the P.R. Telecom Act requires telecommunications providers to submit fee and price lists to the Board and gives the Board jurisdiction to impose fines if rates to end users are not cost-based.

          The Company and two other telecommunications providers in Puerto Rico have filed petitions with the FCC alleging that the P.R. Telecom Act constitutes impermissible regulation of CMRS providers by enacting numerous statutory provisions that operate as barriers to entry and to the continued participation of CMRS providers in Puerto Rico. These companies argued that the P.R. Telecom Act violates the Omnibus Budget Reconciliation Act of 1993 ("1993 Budget Act"), which prohibits states, including Puerto Rico and the U.S. Virgin Islands, from regulating rates charged for cellular service unless and until the state files with the FCC, and the FCC grants, a petition demonstrating that such rate regulation is necessary to protect subscribers adequately from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory. The FCC is required to act on any such petition within nine months from the date it is filed. Neither Puerto Rico nor the U.S. Virgin Islands have filed any such petition. In addition, the preemption petitions allege that the P.R. Telecom Act permits the Board to regulate the entry of CMRS providers into the Puerto Rico market, in violation of the 1993 Budget Act's prohibition on state entry regulation. Similarly, the petitions assert that the P.R. Telecom Act is contrary to the 1996 Act, which requires the FCC to preclude enforcement of state laws and regulations that prohibit or have the effect or prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. The FCC has initiated a proceeding regarding these requests for preemption of the P.R. Telecom Act. At this time, the Company is unable to predict the outcome of this proceeding.

          The foregoing does not purport to be a complete summary of all the provisions of the Communications Act or the 1996 Act or the regulations and policies of the FCC promulgated thereunder or of all the provisions of the applicable Puerto Rico and U.S. Virgin Islands local laws, regulations or policies that relate to cellular telecommunications services.

          Other Regulation; Safety.   In addition to FCC and other regulatory
approvals discussed above, the siting and construction of the cellular transmitter towers and antennas are subject to certain Federal Aviation Administration ("FAA") regulations. The Company has obtained FAA clearance for the construction of antenna structures where such approval is necessary. The siting and construction of cellular communications facilities requires land use and construction approval in Puerto Rico and in the U.S. Virgin Islands. In the past the Company has experienced delays in receiving the required approvals in Puerto Rico. The 1996 Act prohibits the FCC from preempting local and state regulations of the siting and construction of antenna towers for commercial mobile radio service providers except in certain limited circumstances.

          Media reports have suggested that certain radio frequency emissions from portable cellular telephones might be linked to cancer. The Cellular Telecommunications Industry Association, as a result of industry concern, has asked the Federal Food and Drug Administration and the Environmental Protection Agency to appoint a panel of experts to review and revalidate the previously existing research that established the safety of cellular telephones, and which had resulted in an FCC determination in 1987 that microwave and cellular radio transmissions did not pose a material health hazard. The FCC recently adopted new standards governing the emission of electromagnetic frequencies, including those used by cellular systems. In certain respects, these standards are more stringent than existing regulations. While the rules impose more restrictive standards on radio frequency emissions from low power devices such as portable cellular telephones, the Company believes that all cellular telephones currently marketed and in use comply with those standards.

CUSTOMER DEPENDENCE AND SEASONALITY

          The Company is not dependent upon any single customer for any significant portion of its business. The Company's business, as well as the cellular communications industry, is not generally characterized as having a material seasonal element and it is not expected to become seasonal in the foreseeable future.

EMPLOYEES

          As of December 31, 1996, the Company and its subsidiaries had an aggregate of approximately 740 employees. No employees are represented by any labor organization. The Company believes that its relationship with its employees is excellent.

INTERCOMPANY ADMINISTRATION AND MANAGEMENT AGREEMENTS

          Under the terms of certain administration and management agreements (the "Administration and Management Agreements"), dated as of February 28, 1992 between CCPR Services, Inc. ("Services"), a wholly-owned subsidiary of CCPR, and each of CCPR's subsidiaries that owns or controls an FCC cellular license in a Puerto Rico market (collectively, the "Company Entities"), each of the Company Entities agreed to share, on an allocated basis, all the direct and indirect costs associated with the operation of the Puerto Rico cellular system. Currently, Services is the principal operating subsidiary of the Company for the operation and management of the Puerto Rico cellular system. The purpose of operating the Company's Puerto Rico cellular system in this fashion is to enable a single company to efficiently manage multiple cellular systems. The Company Entities hold the various FCC and other licenses and permits necessary to operate the Company's Puerto Rico cellular system. The Administration and Management Agreements require the Company Entities to reimburse Services for their allocable share of expenses and to make additional payments to Services based on allocable shares of revenue and capital costs pursuant to agreed formulas. There is no financial effect on the Company from the Administration and Management Agreements because the agreements only allocate costs among Services and the Company Entities.

ITEM 2.   PROPERTY
-------   --------

          Certain of the Company's subsidiaries lease office space, sales and service centers and warehouse space in the Commonwealth of Puerto Rico and in the U.S. Virgin Islands. In addition, the Company Entities and other subsidiaries either own or lease transmitter sites and lease a cellular switch site. The loss of any of these leases, either because of a failure to obtain a renewal of a lease or for any reason not known or anticipated by the Company, could have an adverse effect on the Company's cellular operations until a substitute site could be found.

          The Company believes that the properties that are currently under lease or owned by the Company are adequate to serve its present business operations and its goals of providing continuous coverage throughout Puerto Rico and the U.S. Virgin Islands, although the Company may require additional properties for new cell sites and sales and service centers as demand for cellular service increases. See the Notes to the Company's Consolidated Financial Statements included elsewhere in this Form 10-K for information concerning lease commitments.

ITEM 3.   LEGAL PROCEEDINGS
-------   -----------------

          The Company is involved in various disputes, arising in the ordinary course of business, which may result in pending or threatened litigation. The Company's management expects no material adverse effect on the Company's financial condition to result from these matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
-------   -----------------------------------------------

          No matter was submitted to a vote of security holders of the Company during the quarter ended December 31, 1996.

                                 PART II
                                 -------

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
-------   ----------------------------------------------------------------
          MATTERS.
          --------

          CoreComm's Common Stock began trading on the Nasdaq Stock Market's National Market on February 3, 1997, under the Nasdaq symbol "COMM". CoreComm is the successor issuer to Cellular Communications of Puerto Rico, Inc. whose common stock traded under the Nasdaq symbol "CCPR" from February 28, 1992 until January 31, 1997. The following table sets forth for the periods indicated, the high and low last sale prices on the Nasdaq Stock Market's National Market.

                                          LAST SALE PRICE
                                           HIGH     LOW
                                        -----------------
          1995
          ----
          First Quarter                   $ 35.25  $29.00
          Second Quarter                    32.75   27.25
          Third Quarter                     32.25   28.75
          Fourth Quarter                    31.25   25.75

          1996
          ----
          First Quarter                     28.50   22.88
          Second Quarter                    32.50   26.00
          Third Quarter                     32.65   24.75
          Fourth Quarter                    26.25   19.25

          1997
          ----
          First Quarter (through March 24)  21.50   15.00


          On March 24, 1997, the last sales price for the Common Stock on the Nasdaq Stock Market's National Market was $15.00. As of March 24, 1997 there were approximately 374 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee names.

          The Company has never declared or paid any cash dividends on the Common Stock. The Company anticipates that it will retain earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

          The following table sets forth certain financial data for the years ended December 31, 1996, 1995, 1994, 1993 and 1992. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.


                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------------
                                            1996      1995       1994       1993       1992
                                        -----------------------------------------------------

INCOME STATEMENT DATA:
  Revenues                               $133,818  $108,668   $ 67,141   $ 29,146   $ 11,986
  Operating expenses                      115,817    97,647     65,187     42,023     23,592
  Operating income (loss)                  18,001    11,021      1,954    (12,877)   (11,606)
  Net income (loss)                         5,114    (1,451)    (4,812)   (18,731)   (14,126)
  Net income (loss) per share (1)             .36      (.13)      (.49)     (1.93)     (1.56)
  Weighted average number of common
   shares (1)                              14,027    11,070      9,867      9,699      9,073



                                                             DECEMBER 31,
                                        -----------------------------------------------------
                                              1996      1995       1994       1993       1992
                                        -----------------------------------------------------
                                                          (2)
BALANCE SHEET DATA:
  Working capital                        $ 11,078  $ 12,444   $ 10,808   $ 18,658   $ 33,934
  Property, plant and equipment-net        97,945    75,769     55,077     42,653     38,733
  Total assets                            300,722   256,997    231,371    218,669    222,745
  Long-term debt                          115,000    90,000    101,212     95,506     92,456
  Shareholders' equity                    162,608   144,152    112,784    111,621    124,454

  (1) After giving retroactive effect to the recapitalization in connection with the distribution pursuant to which each holder of Cellular Communications, Inc. ("CCI") (the former parent company of CCPR) stock received one share of Common Stock for every six shares of CCI Stock held by such holder and the 5-for-4 stock split by way of a stock dividend paid in October 1992.

  (2) In 1995, the $40,000,000 principal amount Convertible Senior Subordinated Notes were converted into approximately 2,778,000 shares of common stock.

  The Company did not declare or pay any cash dividends during the periods indicated.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
------- -----------------------------------------------------------------
        FINANCIAL CONDITION.
        --------------------

         Prior to January 31, 1997, CoreComm Incorporated ("CoreComm" or the "Company") was known as Cellular Communications of Puerto Rico, Inc. ("CCPR"). On January 31, 1997 CCPR effected a corporate restructuring whereby shareholders of CCPR become shareholders of CoreComm on a one-for-one basis upon the completion of a merger of CCPR with and into a subsidiary of CoreComm. As a result of this restructuring, CoreComm replaced CCPR as the publicly traded entity and CCPR became a wholly-owned subsidiary of CoreComm.

                             RESULTS OF OPERATIONS

Years Ended December 31, 1996 and 1995
--------------------------------------

         Service revenues increased to $119,839,000 from $94,409,000 as a result of subscriber growth that increased the Company's current revenue stream. Average monthly revenue per subscriber decreased to $73 in 1996 from $86 in 1995. Ending subscribers were 159,300 and 115,500 as of December 31, 1996 and 1995, respectively.

         The loss from equipment, before depreciation of rental equipment, decreased to $3,983,000 from $6,376,000 primarily because of reductions in the cost of cellular telephones offset by an increase in the loss from pager sales. The Company sells cellular telephones and pagers below cost in response to competition and to generate subscriber growth.

         Operating expenses increased to $15,214,000 from $10,207,000 primarily due to increased usage of the network and additional costs associated with the expanded network (including paging operations), which account for 90% and 10% of the increase, respectively.

         Selling, general and administrative expenses increased to $63,223,000 from $51,148,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base. Increases in bad debt expense, customer retention expense, property taxes and subscriber billing expense also contributed to this increase. The increases in selling and marketing costs, personnel costs, bad debt expense, customer retention expense, property taxes and subscriber billing expense were 31%, 8%, 12%, 13%, 8% and 11%, respectively, of the total $12,075,000 increase.

         Depreciation of rental equipment increased to $521,000 from $225,000 due to an increase in the number of rental pagers, offset by a decrease in rental telephone depreciation due to rental telephones becoming fully depreciated.

         Depreciation expense increased to $12,710,000 from $9,638,000 primarily because of an increase in property, plant and equipment.

         Amortization expense increased to $6,187,000 from $5,794,000 primarily due to increases in license acquisition costs.

         Interest income and other, net, increased to $646,000 from $358,000 primarily due to an increase in interest income on short term investments.

         Interest expense decreased to $8,181,000 from $8,501,000 as a result of lower effective interest rates on long-term debt outstanding during 1996.

         The provision for income taxes increased to $5,352,000 from $4,007,000 as a result of an increase in Puerto Rico or U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries and an increase in deferred Puerto Rico income tax liability.

Years Ended December 3l, 1995 and 1994
--------------------------------------

         Service revenue increased to $94,409,000 from $55,900,000 as a result of subscriber growth that increased the Company's current revenue stream. Average monthly revenue per subscriber decreased to $86 in 1995 from $94 in 1994. Ending subscribers were 115,500 and 68,300 as of December 31, 1995 and 1994, respectively.

         The loss from equipment, before depreciation of rental equipment, increased to $6,376,000 from $2,577,000 as a result of the increase in new subscribers. The Company sells cellular telephones and accessories below cost in response to competition and to increase subscriber growth.

         Operating expenses increased to $10,207,000 from $8,501,000 primarily due to additional costs associated with the expanded cellular network and increased usage of the network, which account for 74% and 26% of the increase, respectively.

         Selling, general and administrative expenses increased to $51,148,000 from $30,944,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base. Increases in bad debt expense and subscriber billing expense also contributed to this increase. The increases in selling and marketing costs, bad debt expense and subscriber billing expense were 53%, 11%, 17% and 8%, respectively, of the total $20,204,000 increase.

         Depreciation of rental equipment decreased to $225,000 from $312,000 due to rental telephones in the corporate account rental program becoming fully depreciated.

         Depreciation expense increased to $9,638,000 from $6,400,000 primarily because of an increase in property, plant and equipment.

         Amortization expense increased to $5,794,000 from $5,212,000 due to increases in license acquisition costs as a result of the U.S. Virgin Islands acquisitions in July and October 1994 and deferred financing costs as a result of the new bank revolving credit facility in April 1995.

         Interest income and other, net, decreased to $358,000 from $867,000 due to an increase in losses on disposals of equipment.

         Interest expense increased to $8,501,000 from $7,305,000 as a result of a higher average balance of long-term debt outstanding during 1995.

         The provision for income taxes increased to $4,007,000 from $328,000 as a result of an increase in Puerto Rico or U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

                        LIQUIDITY AND CAPITAL RESOURCES

         The Company requires capital to expand its cellular and paging networks, for debt service and, potentially, for the acquisition and development of additional wireless licenses or communications businesses. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $34,000,000 in 1997 for contemplated additions to the cellular system, the paging network and for other non-cell site related capital expenditures. Additionally, the 1997 amount includes one time expenditures of approximately $4,000,000 for the occupancy of a new building and $5,000,000 for hardware and software for an in-house billing system. The Company's commitments at December 31, 1996 of $8,800,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company expects to be able to meet these requirements with cash on hand and cash from operations.

         In April 1995, CCPR and Services entered into a $200,000,000 revolving credit facility with various banks. The line of credit was available until March 31, 1999, on which date it would have converted into a term loan with principal payments based on an amortization schedule until September 30, 2003.

         In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $194,500,000 after discounts and commissions. The notes are unconditionally guaranteed by CCPR. CCPR and Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan. In addition, Services made a cash payment to CCPR of approximately $80,000,000 in exchange for a 21% interest in the San Juan Cellular Telephone Company, and CCPR distributed that amount to CoreComm.

          The Notes are due February 1, 2007. Interest on the Notes is payable semiannually commencing on August 1, 1997. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain covenants with respect to CCPR, Services and certain subsidiaries that limit their ability to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments, (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

         In April 1996, CCPR announced that its Board of Directors authorized the repurchase of up to an additional 750,000 shares of CCPR's common stock through open market purchases from time to time as market conditions warrant. This repurchase plan is in addition to a previously announced repurchase plan for up to 250,000 shares. As of December 31, 1996, CCPR had repurchased 550,000 shares for an aggregate of $14,468,000, of which 207,000 shares that cost an aggregate of $6,145,000 were retired.

         Cash provided by operating activities was $28,912,000 in 1996 and cash used in operating activities was $7,779,000 in 1995. Cash used in operating activities in 1995 includes $12,978,000 of accrued interest expense that was paid in connection with the repayment of outstanding debt. The increase in cash flow from operating activities is also a result of the increase in net income and from changes in operating assets and liabilities. Purchases of property, plant and equipment of $36,564,000 in 1996 were primarily for additional cell sites and increased capacity in the Company's cellular and paging systems. Purchases of cellular license interests of $5,811,000 in 1996 is comprised of $5,755,000 (including expenses of $5,000) paid to acquire the remaining interests, aggregating 49%, in Star Associates, Inc., the company which owns the FCC license for the non-wireline cellular system in Adjuntas, Puerto Rico (RSA-2), plus $56,000 in expenses paid in connection with the acquisition by Services of the remaining minority interests aggregating 6.14% in the San Juan Cellular Telephone Company. This acquisition was in exchange for approximately 820,000 shares of CCPR's common stock which was valued at $21,536,000, the fair market value on the date of acquisition. As a result of these acquisitions, CCPR owns, either directly or through its subsidiaries, 100% of Star Associates, Inc. and the San Juan Cellular Telephone Company. The San Juan Cellular Telephone Company made a special cash distribution of $1,172,000 to its minority interest holders in 1996.

         The allowance for doubtful accounts was $3,767,000 as of December 31, 1996 and $3,233,000 as of December 31, 1995. Write-offs net of recoveries as a percentage of service revenue was 5.8% for the year ended December 31, 1996 compared to 4.8% for the year ended December 31, 1995. This percentage increased because the Company and its subsidiaries have attracted and continue to attract new segments of the market. The Company and its subsidiaries continue to attempt to reduce this percentage by improving credit procedures and instituting innovative forms of payment such as prepaid billing.

         The Company may also require additional capital for acquisitions of minority interests in its Aguadilla market, or for the acquisition of certain other RSAs or in other telecommunications related industries, if opportunities for such acquisitions arise. The Company has from time to time engaged in discussions with third parties regarding such acquisitions both inside and outside of Puerto Rico and the U.S. Virgin Islands.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------   --------------------------------------------

     The Financial Statements are included herein commencing on page F-1.

     The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and 1995.

                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1996
                                                        THREE MONTHS ENDED
                                        -------------------------------------------------
                                          MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                        -------------------------------------------------

Revenues                                   $31,476   $31,714        $34,914       $35,714
Operating income                             4,734     2,120          5,233         5,914
Net income (loss)                            1,289      (248)         2,273         1,800
Net income (loss) per common share             .09      (.02)           .16           .13


                                                               1995
                                                        THREE MONTHS ENDED
                                        -------------------------------------------------
                                          MARCH 31   JUNE 30   SEPTEMBER 30   DECEMBER 31
                                        -------------------------------------------------

Revenues                                   $22,804   $26,183        $27,972       $31,709
Operating income                             1,274     1,491          3,423         4,833
Net income (loss)                           (1,249)   (2,603)        (1,570)        3,971
Net income (loss) per common share            (.12)     (.26)          (.13)          .29


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------    ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

          Not applicable.

                                    PART III
                                    --------

ITEMS 10, 11, 12 AND 13.
-----------------------

          The information required by Part III is incorporated by reference from the Company's definitive proxy statement involving the election of directors which the Company expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.

                                    PART IV
                                    -------


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT
-------   -----------------------------
          SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------


(a)(1)   Financial Statements -
          See list of Financial Statements on page F-1.

   (2) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

   (3)   Exhibits - See Exhibit Index on page 25.

(b) Reports on Form 8-K - The Company filed no current reports on Form 8-K for the quarter ended December 31, 1996.


(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

                                 EXHIBIT INDEX

Exhibit No.
-----------

2 Agreement and Plan of Merger, dated as of January 31, 1997 by and among CCPR, the Company and CoreComm Sub, Inc.

3.1    Restated Certificate of Incorporation of the Company.

3.1(a) Certificate of Designation with respect to the Series A Junior
       Participating Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.1, File Number 33-44420)

3.2    By-laws of the Company.

4.1    Specimen of Common Stock Certificate.

4.2 Rights Agreement, dated as of January 24, 1992, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, as amended by Amendment No. 1 dated January 31, 1997.

4.3 Indenture dated as of January 31, 1997 by and between Services, CCPR and The Chase Manhattan Bank, N.A.

4.4 Registration Rights Agreement dated as of January 31, 1997 by and among Services, CCPR and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc and Wasserstein Perella Securities, Inc.

10.1 Partnership Agreement relating to San Juan Cellular Telephone Company. (Incorporated by reference to Exhibit 10.4, File Number 33-44420)

10.2 Tax Sharing Agreement dated as of January 31, 1997 by and among the Company, CCPR and CCPR Services.

10.3 Tax Sharing Agreement, dated as of January 24, 1992 between the Company and Cellular Communications, Inc. (Incorporated by reference to Exhibit 10.8, File Number 33-44420)

10.4 Form of Administration and Management Agreement between CCPR Services, Inc., on the one hand and, on the other hand, individually, each of Aguadilla Cellular Telephone Company, Inc., CCI PR RSA, Inc., Cellular Communications of Arecibo, Inc., Cellular Ponce, Inc., Gamma Communications, Mayaguez Cellular Telephone Co., Inc., San Juan Cellular Telephone Company and Star Associates, Inc. (Incorporated by reference to
       Exhibit 10.9, File Number 33-44420)

10.5 Compensation Plan Arrangement - Cellular Communications of Puerto Rico, Inc. 1992 Stock Option Plan (effective as of June 2, 1993). (Incorporated by reference to Exhibit 10.6, 1993 Form 10-K, File Number 0-19869)

10.6 Compensation Plan Arrangement - Non-Employee Directors Stock Option Plan (effective as of June 2, 1993). (Incorporated by reference to Exhibit 10.7, 1993 Form 10-K, File Number 0-19869)

10.7 Agreement dated as of January 31, 1997, by and between CCPR and CCPR Services, Inc.

11     Statement re Computation of Per Share Earnings

21     Subsidiaries of the Registrant

23     Consent of Ernst & Young LLP

27     Financial Data Schedule

                                 SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 28, 1997

                                    CORECOMM INCORPORATED

                                    By: /s/ J. Barclay Knapp
                                        -----------------------------
                                        J. Barclay Knapp
                                        President and Chief Operating
                                         and Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.


Signature                           Title                       Date
---------                           -----                       ----
/s/ George S. Blumenthal
----------------------------  Chief Executive Officer,        March 28, 1997
George S. Blumenthal           Treasurer and Director
                               (Principal Executive
                               Officer)

/s/ J. Barclay Knapp
----------------------------  President and Chief             March 28, 1997
J. Barclay Knapp               Operating and Financial
                               Officer and Director
                               (Principal Financial
                               Officer)

/s/ Gregg Gorelick
----------------------------  Vice President-Controller       March 28, 1997
Gregg Gorelick                 (Principal Accounting
                               Officer)


/s/ Sidney R. Knafel
----------------------------  Director                        March 28, 1997
Sidney R. Knafel


/s/ Ted H. McCourtney
----------------------------  Director                        March 28, 1997
Ted H. McCourtney


/s/ Del Mintz
----------------------------  Director                        March 28, 1997
Del Mintz


/s/ Alan J. Patricof
----------------------------  Director                   March 28, 1997
Alan J. Patricof


/s/ Warren Potash
-----------------------------  Director                  March 28, 1997
Warren Potash

                       Form 10-K--Item 14(a)(1) and (2)

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries


                  Index to Consolidated Financial Statements
                       and Financial Statement Schedules

The following consolidated financial statements and schedule of CoreComm Incorporated and subsidiaries are included in Item 8:

Report of Independent Auditors............................................F-2
Consolidated Balance Sheets--December 31, 1996 and 1995...................F-3
Consolidated Statements of Operations--Years Ended
   December 31, 1996, 1995 and 1994.......................................F-4
Consolidated Statement of Shareholders' Equity--Years Ended
   December 31, 1996, 1995 and 1994.......................................F-5
Consolidated Statements of Cash Flows--Years Ended
   December 31, 1996, 1995 and 1994.......................................F-6
Notes to Consolidated Financial Statements................................F-8

The following consolidated financial statement schedule of CoreComm Incorporated and subsidiaries is included in Item 14(d):

Schedule II--Valuation and Qualifying Accounts............................F-21

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors


Shareholders and Board of Directors
CoreComm Incorporated

We have audited the accompanying consolidated balance sheets of CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoreComm Incorporated and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                  ERNST & YOUNG LLP

San Juan, Puerto Rico
February 23, 1997

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

                           Consolidated Balance Sheets

                                                                                                December 31
Assets                                                                                    1996                1995
                                                                                   --------------------------------------
Current assets:
   Cash and cash equivalents                                                         $    2,307,000      $    8,050,000
   Marketable securities                                                                  5,917,000                   -
   Accounts receivable--trade, less allowance for doubtful
      accounts of $3,767,000 (1996) and $3,233,000 (1995)                                20,034,000          17,929,000
   Equipment inventory                                                                    2,912,000           6,388,000
   Prepaid expenses and other current assets                                              3,022,000           2,600,000
                                                                                   --------------------------------------
Total current assets                                                                     34,192,000          34,967,000

Property, plant and equipment, net                                                       97,945,000          75,769,000
Unamortized license acquisition costs                                                   162,822,000         139,952,000
Deferred financing costs, less accumulated amortization
   of $1,065,000 (1996) and $455,000 (1995)                                               4,118,000           4,706,000
Other assets, less accumulated amortization of
   $723,000 (1996) and $1,471,000 (1995)                                                  1,645,000           1,603,000
                                                                                   --------------------------------------
                                                                                     $  300,722,000      $  256,997,000
                                                                                   ======================================
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                                  $    7,364,000      $    5,874,000
   Accrued expenses                                                                      10,889,000          10,895,000
   Due to NTL Incorporated                                                                  102,000                   -
   Due to Cellular Communications, Inc.                                                           -             310,000
   Interest payable                                                                       1,678,000             615,000
   Deferred revenue                                                                       3,081,000           2,854,000
   Current portion of long-term debt                                                              -           1,975,000
                                                                                   --------------------------------------
Total current liabilities                                                                23,114,000          22,523,000

Long-term debt                                                                          115,000,000          90,000,000
Commitments and contingent liabilities
Minority interests                                                                                -             322,000

Shareholders' equity:
   Series preferred stock--$.01 par value; authorized 2,500,000
      shares; issued and outstanding none                                                         -                   -
   Common stock--$.01 par value; authorized 30,000,000 shares; issued
      13,432,000 (1996) and 12,803,000 (1995) shares                                        134,000             128,000
   Additional paid-in capital                                                           226,160,000         210,646,000
   (Deficit)                                                                            (55,363,000)        (60,477,000)
                                                                                   --------------------------------------
                                                                                        170,931,000         150,297,000
   Treasury stock--at cost, 343,000 (1996)
      and 207,000 (1995) shares                                                          (8,323,000)         (6,145,000)
                                                                                   --------------------------------------
                                                                                        162,608,000         144,152,000
                                                                                   --------------------------------------
                                                                                     $  300,722,000      $  256,997,000
                                                                                   ======================================


See accompanying notes.

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

                     Consolidated Statements of Operations


                                                                      Year ended December 31
                                                        1996                 1995              1994
                                                 ------------------------------------------------------------
Revenues:
   Service revenue                                     $119,839,000        $ 94,409,000     $55,900,000
   Equipment revenue                                     13,979,000          14,259,000      11,241,000
                                                 -----------------------------------------------------------
                                                        133,818,000         108,668,000      67,141,000
                                                 -----------------------------------------------------------
Costs and expenses:
   Cost of equipment sold                                17,962,000          20,635,000      13,818,000
   Operating expenses                                    15,214,000          10,207,000       8,501,000
   Selling, general and administrative expenses          63,223,000          51,148,000      30,944,000
   Depreciation of rental equipment                         521,000             225,000         312,000
   Depreciation expense                                  12,710,000           9,638,000       6,400,000
   Amortization expense                                   6,187,000           5,794,000       5,212,000
                                                 -----------------------------------------------------------
                                                        115,817,000          97,647,000      65,187,000
                                                 -----------------------------------------------------------
Operating income                                         18,001,000          11,021,000       1,954,000

Other income (expense):
   Interest income and other, net                           646,000             358,000         867,000
   Interest expense                                      (8,181,000)         (8,501,000)     (7,305,000)
                                                 -----------------------------------------------------------
Income (loss) before income tax provision and
    minority interests                                   10,466,000           2,878,000      (4,484,000)
Income tax provision                                     (5,352,000)         (4,007,000)       (328,000)
                                                 -----------------------------------------------------------
Income (loss) before minority interests                   5,114,000          (1,129,000)     (4,812,000)
Minority interests                                               -             (322,000)              -
                                                 -----------------------------------------------------------

Net income (loss)                                      $  5,114,000        $ (1,451,000)    $(4,812,000)
                                                 ===========================================================

Net income (loss) per common share                             $.36               $(.13)          $(.49)
                                                 ===========================================================

Weighted average number of common shares
    used in computation of net income (loss) per
    share including common stock equivalents             14,027,000          11,070,000       9,867,000
                                                 ===========================================================

See accompanying notes.

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

                 Consolidated Statement of Shareholders' Equity



                                             Common Stock            Additional                              Treasury Stock
                                    -------------------------------   Paid-in                      --------------------------------
                                         Shares         Amount        Capital        (Deficit)          Shares        Amount
                                    -----------------------------------------------------------------------------------------------
Balance, December 31, 1993               9,760,000         $98,000    $165,737,000   $(54,214,000)

Shares issued for acquisition              201,000           2,000       5,582,000
Exercise of stock options                   39,000                         391,000
Net loss for the year ended
   December 31, 1994                                                                   (4,812,000)
                                    ----------------------------------------------------------------
Balance, December 31, 1994              10,000,000         100,000     171,710,000    (59,026,000)

Exercise of stock options                   25,000                         385,000
Conversion of Senior
   Subordinated Notes                    2,778,000          28,000      38,551,000
Common stock repurchased,
   at cost                                                                                              (207,000)    $(6,145,000)
Net loss for the year ended
   December 31, 1995                                                                   (1,451,000)
                                    -----------------------------------------------------------------------------------------------
Balance, December 31, 1995              12,803,000         128,000     210,646,000    (60,477,000)      (207,000)     (6,145,000)

Shares issued for interests
     in cellular license                   820,000           8,000      21,528,000
Exercise of stock options                   16,000                         129,000
Common stock repurchased,
   at cost                                                                                              (343,000)     (8,323,000)
Retirement of Treasury Stock              (207,000)         (2,000)     (6,143,000)                      207,000       6,145,000
Net income for the year ended
   December 31, 1996                                                                    5,114,000
                                    -----------------------------------------------------------------------------------------------
Balance, December 31, 1996              13,432,000        $134,000    $226,160,000   $(55,363,000)      (343,000)    $(8,323,000)
                                    ===============================================================================================


See accompanying notes.

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                      Year ended December 31
                                                                          1996                  1995                 1994
                                                                  ------------------------------------------------------------------

Operating activities
Net income (loss)                                                     $   5,114,000       $    (1,451,000)      $    (4,812,000)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
      Depreciation and amortization                                      19,418,000            15,657,000            11,924,000
      Provision for losses on accounts receivable                         7,520,000             6,603,000             2,579,000
      Loss on sale of property, plant and equipment                         371,000               416,000                34,000
      Minority interests                                                          -               322,000                     -
      Interest paid to Cellular Communications
          of Ohio, Inc.                                                           -           (12,978,000)                    -
      Changes in operating assets and liabilities net of effects from business acquisitions:
           Accounts receivable                                           (9,625,000)          (15,000,000)           (6,848,000)
           Equipment inventory                                            3,476,000            (4,163,000)              (68,000)
           Prepaid expenses                                                (422,000)           (1,484,000)             (304,000)
           Other assets                                                    (292,000)             (461,000)             (172,000)
           Accounts payable                                               2,497,000            (2,400,000)            1,214,000
           Accrued expenses                                                (227,000)            5,004,000             2,534,000
           Interest payable                                               1,063,000              (760,000)                    -
           Deferred revenue                                                 227,000             1,237,000               457,000
           Due to Cellular Communications of Ohio, Inc.                           -             1,683,000             3,956,000
           Due to Cellular Communications, Inc.                            (310,000)               (4,000)               83,000
           Due to NTL Incorporated                                          102,000                     -                     -
                                                                 ------------------------------------------------------------------
Net cash provided by (used in) operating activities                      28,912,000            (7,779,000)           10,577,000

Investing activities
Purchase of marketable securities                                       (18,653,000)           (2,058,000)          (10,989,000)
Proceeds from maturities of marketable securities                        12,736,000            11,057,000            11,913,000
Purchase of property, plant and equipment                               (36,564,000)          (30,725,000)          (17,097,000)
Acquisition of subsidiary, net of cash acquired                                   -                     -              (370,000)
Purchase of cellular license interests                                   (5,811,000)                    -                (8,000)
Purchase of other assets                                                          -                     -              (251,000)
                                                                 ------------------------------------------------------------------
Net cash (used in) investing activities                                 (48,292,000)          (21,726,000)          (16,802,000)

Financing activities
Proceeds from borrowings, net of financing costs                         52,000,000           121,946,000                     -
Principal payments                                                      (28,975,000)          (37,000,000)                    -
Additional deferred financing costs                                         (22,000)                    -              (107,000)
Repayment of amount due to Cellular Communications of Ohio, Inc.                  -           (47,942,000)                    -
Proceeds from exercise of stock options                                     129,000               385,000               391,000
Purchase of treasury stock                                               (8,323,000)           (6,145,000)                    -
Distribution to minority interests holders                               (1,172,000)                    -                     -
                                                                 ------------------------------------------------------------------
Net cash provided by financing activities                                13,637,000            31,244,000               284,000
                                                                 ------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                         (5,743,000)            1,739,000            (5,941,000)
Cash and cash equivalents at beginning of year                            8,050,000             6,311,000            12,252,000
                                                                 ------------------------------------------------------------------
Cash and cash equivalents at end of year                              $   2,307,000       $     8,050,000       $     6,311,000
                                                                 ==================================================================

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

                Consolidated Statements of Cash Flows (continued)

                                                                                   Year ended December 31
                                                                        1996               1995                1994
                                                                    -------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest exclusive of amounts
      capitalized                                                     $  7,118,000    $   20,556,000      $     3,350,000
   Income taxes paid                                                     7,239,000           620,000                    -

Supplemental schedule of noncash investing activities:
   Liabilities incurred to acquire property, plant and equipment         1,595,000         2,381,000            2,135,000
   Common stock issued for acquisition of subsidiary                             -                 -            3,675,000
   Debt assumed for acquisition of subsidiary                                    -                 -            1,750,000
   Common stock issued to acquire cellular license interests            21,536,000                 -            1,909,000

Supplemental schedule of noncash financing activities:
   Conversion of Senior Subordinated Notes, net of
      unamortized deferred financing costs of $1,421,000                         -        38,579,000                    -


See accompanying notes.

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

                   Notes to Consolidated Financial Statements

                           December 31, 1996 and 1995

1. Organization and Nature of Operations

Cellular Communications of Puerto Rico, Inc. (the "Company") was incorporated on May 18, 1988 as a wholly-owned subsidiary of Cellular Communications, Inc. ("CCI") to own and operate cellular telephone systems. On July 25, 1990, CCI and AirTouch Communications, Inc. entered into a Merger and Joint Venture Agreement, as amended, pursuant to which, on February 28, 1992, CCI distributed to its stockholders all of the outstanding common stock of the Company.

In January 1997, the Company completed a corporate restructuring. A new entity named CoreComm Incorporated ("CoreComm") was formed, and a subsidiary of CoreComm was merged with and into the Company. Upon the merger, the Company became a wholly-owned subsidiary of CoreComm and shareholders of the Company became shareholders of CoreComm on a one for one basis.

The Company, through its subsidiaries, owns licenses to operate cellular telephone and paging systems in Puerto Rico and in the U.S. Virgin Islands. Based on service revenues, the predominant line of business is cellular telephone services. The Company's business is currently dependent on the trends in the use of cellular telephone and paging services and is subject to economic, social, political and governmental conditions in Puerto Rico and the U.S. Virgin Islands. The sale of cellular and paging services in each of the Company's markets is becoming increasingly competitive. The Company previously had one cellular competitor in each market, but in the near future it may face many wireless competitors due to the introduction of broadband personal communications services ("PCS") on frequencies recently auctioned by the Federal Communications Commission ("FCC") and specialized mobile radio ("SMR") services on existing SMR frequencies. At least one competitor is offering PCS services in several of the Company's markets. Increased competition could result in pricing pressure, which could contribute to lower revenues per customer and higher customer acquisition costs.

2. Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

             Notes to Consolidated Financial Statements (continued)

2. Significant Accounting Policies (continued)

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and those entities where the Company's interest is greater than 50%. Significant intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain of the 1994 amounts have been reclassified to conform to the current presentation.

License Acquisition Costs

The FCC grants the license to operate a cellular telephone system in a Metropolitan Service Area or a Rural Service Area. Costs incurred to obtain FCC licenses have been deferred and are being amortized by the straight-line method over ten years. In connection with the purchase of license interests, the excess of purchase price paid over the fair value of tangible assets acquired has been classified as license acquisition costs which are amortized through charges to operations by the straight-line method over 40 years.

Net Income (Loss) Per Share

Net income (loss) per share is computed based upon the weighted average number of common shares outstanding during the periods, including common stock equivalents in the net income per share computation. Common stock equivalents and the shares issuable upon the conversion of the Convertible Senior Subordinated Notes prior to conversion are excluded from the calculation of net loss per share as their effect would be antidilutive.

Revenue Recognition

Service revenue is recognized at the time services are rendered. Equipment sales are recorded when the equipment is shipped to the customer. Rental revenue is billed and recognized on a monthly basis.

Cash Equivalents

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $288,000 and $6,881,000 at December 31, 1996 and 1995, respectively. At December 31, 1996 and 1995, cash equivalents consisted primarily of money market instruments.

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


2. Significant Accounting Policies (continued)

Marketable Securities

Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a separate component of shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest and other income. Realized gains and losses and declines in value judged to be other than temporary will be included in interest and other income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest and other income.

Marketable securities at December 31, 1996 consist of U.S. Treasury securities and obligations of U.S. government agencies. During the years ended December 31, 1996 and 1995, there were no realized gains or losses on sales of securities. As of December 31, 1996, there were no unrealized gains or losses on securities. All of the marketable securities as of December 31, 1996 had a contractual maturity of less than one year.

Equipment Inventory

Equipment inventory is stated at the lower of cost (first-in, first-out method) or market.

Property, Plant and Equipment

Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: operating equipment--7 to 25 years, office furniture and other equipment--1 to 5 years, and rental equipment--2 years.

Deferred Financing Costs

Deferred financing costs represent costs incurred relating to the issuance of debt and are amortized over the term of the related debt.

Advertising

The Company expenses the cost of advertising as incurred. Advertising expense for the years ended December 31, 1996, 1995 and 1994 was $3,025,000, $2,808,000
and $1,690,000, respectively.

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


2. Significant Accounting Policies (continued)

Long-Lived Assets

In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company adopted SFAS No. 121 in 1995, which had no material effect on the Company's financial statements. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

Stock-Based Compensation

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans.

3. Unamortized License Acquisition Costs

Unamortized license acquisition costs consist of:

                                                         December 31
                                                     1996            1995
                                                ------------------------------
  Deferred cellular license costs                $  5,935,000   $  5,935,000
  Excess of purchase price paid over the fair
     market value of tangible assets acquired     189,320,000    161,123,000
                                                -----------------------------
                                                  195,255,000    167,058,000
  Accumulated amortization                         32,433,000     27,106,000
                                                =============================
                                                 $162,822,000   $139,952,000
                                                =============================

In July 1994, the Company acquired 100% of USVI Cellular Telephone Corporation ("USVI"), the owner of the non-wireline cellular system serving St. Thomas and St. John in the U.S. Virgin Islands. The acquisition was in exchange for 150,000 shares of freely transferable Company common stock and cash of $335,000. The shares were valued at $3,675,000, based on the fair market value of the Company's common stock on the date of issuance. The Company also incurred $202,000 in expenses. This acquisition has been accounted for as a purchase and, accordingly, the net assets and results of operations of USVI have been included in the

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


3. Unamortized License Acquisition Costs (continued)

consolidated financial statements from the date of acquisition. The Company assumed USVI liabilities aggregating $1,997,000 which exceeded the fair value of the tangible assets acquired by $586,000. The $586,000 plus the aggregate purchase price of $4,212,000 have been classified as license acquisition costs. USVI intangible assets acquired of $1,779,000 are included in the deferred cellular license costs component of license acquisition costs.

In October 1994, the Company acquired all of the assets of the non-wireline cellular system serving St. Croix in the U.S. Virgin Islands. This acquisition was in exchange for approximately 51,000 freely transferable shares of the Company's common stock. The shares were valued at $1,909,000, based on the fair market value of the Company's common stock on the date of issuance. The Company also incurred $73,000 in expenses.

In February 1996, the Company acquired the remaining minority interests aggregating approximately 6% in the San Juan Cellular Telephone Company in exchange for approximately 820,000 shares of the Company's common stock. The stock was valued at $21,536,000, the fair market value on the date of acquisition. In addition, the San Juan Cellular Telephone Company made a special cash distribution of $1,172,000 to the minority interest holders. The aggregate purchase price of $21,536,000 plus expenses of $56,000 and the deficiency in net assets acquired of $850,000 have been classified as license acquisition costs.

In November 1996, the Company acquired the remaining interests, aggregating 49%, in Star Associates, Inc., the company which owns the FCC license for the non-wireline cellular system in Adjuntas, Puerto Rico (RSA-2) for cash of $5,755,000 including expenses.

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


4. Property, Plant and Equipment

Property, plant and equipment consists of:

                                                           December 31
                                                     1996             1995
                                                --------------------------------
   Land                                           $  2,027,000    $  1,962,000
   Operating equipment                              97,513,000      73,152,000
   Office furniture and other equipment             16,521,000      12,333,000
   Rental equipment                                  1,174,000         498,000
   Construction in progress                         18,674,000      13,535,000
                                                --------------------------------
                                                   135,909,000     101,480,000
   Accumulated depreciation                         37,964,000      25,711,000
                                                --------------------------------
                                                  $ 97,945,000    $ 75,769,000
                                                ================================

5. Accrued Expenses

Accrued expenses consists of:

                                                           December 31
                                                     1996               1995
                                                --------------------------------
   Accrued compensation                            $ 1,005,000     $ 1,056,000
   Accrued franchise, property and income taxes      4,246,000       5,354,000
   Commissions payable                               1,272,000         349,000
   Accrued equipment purchases                         502,000         280,000
   Subscriber deposits                               1,572,000       1,952,000
   Other                                             2,292,000       1,904,000
                                                --------------------------------
                                                   $10,889,000     $10,895,000
                                                ================================

6. Long-Term Debt

In April 1995, the Company and one of its wholly-owned subsidiaries, CCPR Services, Inc. ("Services"), entered into a $200,000,000 revolving credit facility with various banks. A portion of the amount borrowed was used to repay Cellular Communications of Ohio, Inc. ("CCI Ohio"). The line of credit was available until March 31, 1999, on which date it would have converted into a term loan with principal payments based on an amortization schedule until September 30, 2003. The terms included the payment of interest each quarter at a floating rate, which was, at the borrower's option, either (a) the higher of the bank's base rate or the Federal Funds Rate plus 1/2%, (b) the London Interbank Offering Rate or (c) the 936 Rate, plus, based on the ratio of the Company's

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


6. Long-Term Debt (continued)

debt to cash flow and the floating rate in effect, either .25% to 1.875% or 1.25% to 2.875%. The effective rate on the Company's borrowings as of December 31, 1996 and 1995 was 7.01% and 7.23%, respectively. The terms also included an unused commitment fee of 1/2% per annum which was payable quarterly. The carrying amount of the bank loan at December 31, 1996 and 1995 approximated fair value based on discounted cash flow analysis.

The Company incurred costs of $5,183,000 in connection with the revolving credit facility which is included in deferred financing costs.

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $194,500,000 after discounts and commissions. The Notes are unconditionally guaranteed by the Company. The Company and Services used approximately $116,000,000 of the proceeds to repay the principal outstanding plus accrued interest and fees under the bank loan. Deferred financing costs of approximately $4,000,000 were written-off upon the repayment of the bank loan. In addition, Services made a cash payment to the Company of $80,000,000 in exchange for a 21% interest in the San Juan Cellular Telephone Company, and the Company distributed the $80,000,000 to CoreComm.

The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually commencing on August 1, 1997. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain covenants with respect to Services, the Company and certain subsidiaries that limit their ability to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments, (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

The Company had a $47,942,000 principal amount note payable to a subsidiary of CCI, CCI Ohio, which was due and payable in full on July 31, 1996. The note permitted the deferral of interest payments, at the Company's option, throughout the term of the note. Interest was at a floating rate based on the interest rate in effect under CCI Ohio's bank line of credit and term loan agreement. Interest expense accrued for the years ended December 31, 1995 and 1994 was $1,683,000 and $3,956,000, respectively. In April 1995, the Company repaid the principal and deferred interest due to CCI Ohio of $60,920,000.

In connection with license acquisitions, subsidiaries of the Company issued promissory notes which were paid in full, together with accrued interest, on their maturity dates in 1996.

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


7. Related Party Transactions

CCI provided management, financial and legal services to the Company. Amounts charged to the Company included direct costs where identifiable and allocated corporate overhead based upon the amount of time incurred on Company business by the common officers and employees of CCI and the Company. Amounts charged to the Company included in general and administrative expenses during the years ended December 31, 1996, 1995 and 1994 were $429,000, $458,000 and $456,000, respectively. In August 1996, upon the merger of CCI with AirTouch Communications, Inc., NTL Incorporated ("NTL") (formerly International CableTel Incorporated) commenced providing management, financial and legal services to the Company. NTL charged the Company for direct costs where identifiable and allocated corporate overhead based upon the amount of time incurred on Company business by the common officers and employees of NTL and the Company. The amount charged to the Company included in general and administrative expenses in 1996 was $207,000. It is not practicable to determine the amount of expenses that would have been incurred had the Company operated as an unaffiliated entity. However, in the opinion of management of the Company, the allocation method is reasonable.

In January 1997, CoreComm and NTL agreed to a change in NTL's fee for the provision of management, financial and legal services. NTL will charge CoreComm for direct costs where identifiable and a fixed percentage of its corporate overhead beginning January 1, 1997.

8. Shareholders' Equity

Treasury Stock

In April 1996, the Company announced that its Board of Directors authorized the repurchase of up to an additional 750,000 shares of the Company's Common Stock through open market purchases as market conditions warrant. This repurchase plan is in addition to a previously announced repurchase plan for up to 250,000 shares. As of December 31, 1996, the Company had repurchased 550,000 shares for an aggregate of $14,468,000, of which 207,000 shares that cost an aggregate of $6,145,000 were retired.

Conversion of Senior Subordinated Notes

In August 1992, the Company issued $40,000,000 principal amount 8 1/4% Convertible Senior Subordinated Notes due August 1, 2000 (the "Convertible Notes"). In 1995, primarily as a result of the Company's issuance of a notice of redemption, the Convertible Notes were converted into approximately 2,778,000 shares of Common Stock. Unamortized deferred financing costs of $1,421,000 were charged to equity upon the conversion. The net income per common share for 1995 assuming the conversion of the Convertible Notes at the beginning of 1995 would have been $.03.

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


8. Shareholders' Equity (continued)

Shareholder Rights Plan

On January 23, 1992, the Board of Directors approved the Rights Agreement, which has become the CoreComm Rights Agreement. The Rights Agreement provides that eight tenths of a Right will be issued with each share of Common Stock issued (whether originally issued or from treasury) on or after February 28, 1992 and prior to the occurrence of certain potential takeover events ("Rights Distribution Date"). The Rights are not exercisable until the Rights Distribution Date and will expire at the close of business on February 28, 2002 unless previously redeemed by CoreComm. When exercisable, each Right entitles the owner to purchase from CoreComm 1/100 of a share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a purchase price of $100.

The Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $.01 per share and will be entitled to an aggregate dividend of 100 times the dividend, if any, declared per share of Common Stock. In the event of liquidation, the holders of Series A Preferred Stock will be entitled to a minimum preferential liquidation payment of $1 per share and will be entitled to an aggregate payment of 100 times the payment made per share of Common Stock. Each share of Series A Preferred Stock will have 100 votes and will vote together with the Common Stock. In the event of any merger, consolidation or other transaction in which shares of Common Stock are changed or exchanged, each share of Series A Preferred Stock will be entitled to receive 100 times the amount received per share of Common Stock. The rights are protected by customary antidilution provisions.

There are 80,000 shares of Series A Preferred Stock designated from the 2,500,000 authorized shares of Series Preferred Stock. No shares of Series A Preferred Stock are issued or outstanding.

Stock Options

There are 1,848,000 shares of Common Stock reserved for issuance under the 1992 Stock Option Plan (the "Plan"). The Plan provides that incentive stock options be granted at the fair market value of the Common Stock on the date of grant, and nonqualified stock options be granted at not less than 85% of the fair market value of the Common Stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee. Options will expire ten years after the date of the grant.

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


8. Shareholders' Equity (continued)

There are 295,000 shares of Common Stock reserved for issuance under the Non-Employee Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides that all options be granted at the fair market value of the Common Stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the first anniversary of the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each subsequent anniversary of the grant date, while the optionee remains a director of CoreComm. Options will expire ten years after the date of the grant. The Directors Plan provides for the automatic grant of options to purchase 7,500 shares to each member of the Board of Directors who is not an employee of CoreComm in 1997 and 1998.

Pro forma information regarding net income (loss) and income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995: risk-free interest rates of 6.56% and 6.61%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .258 and a weighted-average expected life of the option of 10 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Following is the Company's pro forma information:

                                             Year ended December 31
                                           1996                   1995
                                          ---------------------------------
Pro forma income (loss)               $   3,467,000          $  (2,309,000)
Pro forma income (loss) per share              $.25                 ($0.21)

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


8. Stockholders' Equity (continued)

A summary of the Company's stock option activity and related information for the years ended December 31, follows:

                                             1996                           1995                            1994
                                ---------------------------------------------------------------------------------------------------
                                                  Weighted-                       Weighted-                       Weighted-
                                                   Average                        Average                         Average
                                    Number         Exercise         Number        Exercise         Number         Exercise
                                  of Options        Price         of Options        Price        of Options        Price
                                ----------------------------------------------------------------------------------------------------

Outstanding-beginning of year       2,180,000       $16.41        1,918,000        $14.13        1,269,000        $ 9.15
Granted                               289,000        27.87          287,000         31.60          715,000         22.85
Exercised                             (16,000)        7.64          (25,000)        15.94          (39,000)         9.91
Forfeited                                   0         0.00                0          0.00          (27,000)        17.00
                                -------------                 -------------                  -------------
Outstanding-end of year             2,453,000       $17.81        2,180,000        $16.41        1,918,000        $14.13
                                =============                 =============                  =============

Exercisable at end of year          1,690,000       $14.06        1,317,000        $11.65          988,000        $ 8.80
                                =============                 =============                  =============

Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1996 and 1995 is $15.07 and $17.14, respectively.

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 1996:


                                 Stock Options Outstanding                           Stock Options Exercisable
             -----------------------------------------------------------------   ----------------------------------
                                                    Weighted-       Weighted-                          Weighted-
                 Range of                           Remaining        Average                            Average
                 Exercise             Number        Contractual     Exercise            Number          Exercise
                  Prices            of Options         Life           Price           of Options         Price
             ------------------------------------------------------------------------------------------------------
             $0.08 to $0.64            301,000       5.0 Years         $0.345           301,000           $0.345
             $0.88 to $1.11            228,000       5.0 Years         $0.939           228,000           $0.939
             $11.40 to $15.20          447,000       5.2 Years        $14.884           437,000          $14.887
             $17.63 to $24.75          902,000       7.1 Years        $21.766           567,000          $21.488
             $27.25 to $32.00          575,000       8.8 Years        $29.729           157,000          $30.260
             -----------------------------------------------------------------------------------------------------
                     Total           2,453,000                                        1,690,000
             =====================================================================================================

In January 1997, the Company cancelled 198,000 options and 200,000 options from the 1996 and 1995 grants, respectively, and granted 391,000 options at an exercise price of $20.375 per share, the fair market value on the date of grant.

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

             Notes to Consolidated Financial Statements (continued)


9. Income Taxes

The provision for income taxes consists of the following:

                                                           Year ended December 31
                                                  1996             1995            1994
                                           -------------------------------------------------
        Current:
           Federal                             $     -           $     -           $    -
           Puerto Rico and U.S. Virgin
              Islands                           4,555,000         4,007,000         328,000
                                           -------------------------------------------------
        Total current                           4,555,000         4,007,000         328,000
                                           -------------------------------------------------
        Deferred:
           Federal                                   -                 -                -
           Puerto Rico                            797,000              -                -
                                           -------------------------------------------------
        Total deferred                            797,000              -                -
                                           -------------------------------------------------
                                               $5,352,000        $4,007,000        $328,000
                                           =================================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                                                   December 31
                                                             1996                1995
                                                       ------------------------------------
    Deferred tax liabilities:
       Tax over book depreciation and amortization        $21,759,000         $17,150,000

    Deferred tax assets:
       Net operating loss carryforwards                    27,125,000          25,322,000
       Valuation allowance for deferred tax assets         (6,163,000)         (8,172,000)
                                                       ------------------------------------
       Net deferred tax assets                             20,962,000          17,150,000
                                                       ------------------------------------
    Net deferred tax liabilities                          $   797,000         $         -
                                                       ====================================

At December 31, 1996, the Company had net operating loss carryforwards of $79,700,000 for federal income tax purposes that expire as follows: $3,800,000 in 2004, $3,900,000 in 2006, $20,400,000 in 2007, $26,400,000 in 2008,
$14,100,000 in 2009, $9,600,000 in 2010 and $1,500,000 in 2011.

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

            Notes to Consolidated Financial Statements (continued)

10. Pension Plan

Two subsidiaries of the Company have defined contribution plans covering all employees who have completed six months of employment. The Company's matching contributions are determined annually. Participants can make salary deferral contributions of 1% to 20% of annual compensation not to exceed the maximum allowed by law. The Company's expense for 1996, 1995 and 1994 was $168,000, $134,000 and $97,000, respectively.

11. Leases

Total rent expense during the years ended December 31, 1996, 1995 and 1994 was $3,085,000, $2,293,000 and $1,710,000, respectively.

Future minimum annual lease payments under noncancellable operating leases at December 31, 1996 are: $3,603,000 (1997); $3,513,000 (1998); $3,291,000 (1999);
$2,603,000 (2000); $1,772,000 (2001) and $10,640,000 thereafter.

12. Commitment and Contingent Liabilities

As of December 31, 1996, the Company was committed to purchase approximately $8,778,000 for cellular network and other equipment and for construction services.

In 1992, the Company entered into an agreement which in effect provides for a twenty year license to use a service mark which is also licensed to many of the non-wireline cellular systems in the United States. The Company is required to pay licensing and advertising fees, and to maintain certain service quality standards. The total fees paid for 1996 were $202,000 which were determined by the size of the Company's markets.

The Company is involved in various disputes, arising in the ordinary course of business, which may result in pending or threatened litigation. The Company's management expects no material adverse effect on the Company's financial condition to result from these matters.

 CoreComm Incorporated (formerly Cellular Communications of Puerto Rico, Inc.)
                               and Subsidiaries

                Schedule II - Valuation and Qualifying Accounts

                  Col. A                        Col. B                Col. C                 Col. D             Col. E
-------------------------------------------------------------------------------------------------------------------------------
                                                                     Additions
                                                           ------------------------------
                                                                 (1)           (2)
                                                           ------------------------------
                                                                           Charged to
                                              Balance at     Charged to       Other
                                             Beginning of     Costs and     Accounts-         Deductions -        Balance at
                Description                     Period        Expenses       Describe           Describe         End of Period
-------------------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1996:
  Allowance for doubtful accounts              $3,233,000      $7,520,000       $ -          $(6,986,000)(a)       $3,767,000

Year ended December 31, 1995:
  Allowance for doubtful accounts              $1,174,000      $6,603,000       $ -          $(4,544,000)(a)       $3,233,000

Year ended December 31, 1994:
  Allowance for doubtful accounts              $  394,000      $2,579,000       $ -          $(1,799,000)(b)       $1,174,000

(a) - Uncollectible accounts written off, net of recoveries.

(b) - Uncollectible accounts written off, net of recoveries and $77,000 allowance for doubtful accounts as of acquisition date of purchased subsidiary.