Form 10-Q
period 1997-03-31
CORECOMM INC
filed 1997-05-15
CIK 1032030

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997

                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



                      Commission File No.        19869-99
                                                ----------

                             CORECOMM INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  13-3927257
   -------------------------------                   ----------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

 110 E. 59th Street, New York, New York                    10022
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 (212) 906-8485
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X       No
                                 -----        -----

The number of shares outstanding of the issuer's common stock as of March 31, 1997 was 13,073,856.

                    CoreComm Incorporated and Subsidiaries

                                     Index



PART I.  FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets-
         March 31, 1997 and December 31, 1996.............................   2

         Condensed Consolidated Statements of Operations-
         Three months ended March 31, 1997 and 1996.......................   3

         Condensed Consolidated Statement of Shareholders'
         Equity - Three months ended March 31, 1997.......................   4

         Condensed Consolidated Statements of Cash Flows-
         Three months ended March 31, 1997 and 1996.......................   5

         Notes to Condensed Consolidated Financial Statements.............   6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition...............................   9

PART II. OTHER INFORMATION
--------------------------

Item 6.  Exhibits and Reports on Form 8-K.................................  12

SIGNATURES................................................................  13
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CoreComm Incorporated and Subsidiaries
                     Condensed Consolidated Balance Sheets

                                            MARCH 31,     DECEMBER 31,
                                               1997           1996
                                        ------------------------------
ASSETS                                     (Unaudited)     (See Note)
Current assets:
 Cash and cash equivalents                 $ 53,521,000   $  2,307,000
 Marketable securities                       34,516,000      5,917,000
 Accounts receivable--trade, less
  allowance for doubtful accounts of
  $3,889,000 (1997) and $3,767,000 (1996)    20,803,000     20,034,000
 Equipment inventory                          4,185,000      2,912,000
 Prepaid expenses and other current
  assets                                      2,411,000      3,022,000
                                           ------------   ------------
Total current assets                        115,436,000     34,192,000

Property, plant and equipment, net          100,533,000     97,945,000
Unamortized license acquisition costs       161,594,000    162,822,000
Deferred financing costs, less accumulated
 amortization of $100,000 (1997) and
 $1,065,000 (1996)                            5,932,000      4,118,000
Other assets, less accumulated amortiza-
 tion of $933,000 (1997) and $723,000
 (1996)                                       2,013,000      1,645,000
                                           ------------   ------------
                                           $385,508,000   $300,722,000
                                           ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                          $  7,232,000   $  7,364,000
 Accrued expenses                            12,659,000     10,889,000
 Due to NTL Incorporated                        349,000        102,000
 Interest payable                             3,333,000      1,678,000
 Deferred revenue                             3,154,000      3,081,000
                                           ------------   ------------
Total current liabilities                    26,727,000     23,114,000

Long-term debt                              200,000,000    115,000,000
Commitments and contingent liabilities

Shareholders' equity:
 Series preferred stock--$.01 par value;
  authorized -- 2,500,000 shares; issued
  and outstanding none                               --             --
 Common stock--$.01 par value; authorized
  30,000,000 shares; issued 13,452,000
  (1997) and 13,432,000 (1996) shares           135,000        134,000
 Additional paid-in capital                 226,446,000    226,160,000
 (Deficit)                                  (58,789,000)   (55,363,000)
                                           ------------   ------------
                                            167,792,000    170,931,000
 Treasury stock--at cost, 378,000 (1997)
    and 343,000 (1996) shares                (9,011,000)    (8,323,000)
                                           ------------   ------------
                                            158,781,000    162,608,000
                                           ------------   ------------
                                           $385,508,000   $300,722,000
                                           ============   ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

                    CoreComm Incorporated and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                               THREE MONTHS ENDED
                                                    MARCH 31
                                        -----------------------------
                                              1997           1996
                                        -----------------------------
          Revenues:
           Service revenue                 $33,352,000    $28,513,000
           Equipment revenue                 3,919,000      2,963,000
                                           -----------    -----------
                                            37,271,000     31,476,000
          Costs and expenses:
           Cost of equipment sold            4,779,000      4,680,000
           Operating expenses                3,890,000      3,885,000
           Selling, general and
            administrative expenses         18,049,000     13,647,000
           Depreciation of rental
            equipment                          177,000        115,000
           Depreciation expense              3,806,000      2,888,000
           Amortization expense              1,557,000      1,527,000
                                           -----------    -----------
                                            32,258,000     26,742,000
                                           -----------    -----------
          Operating income                   5,013,000      4,734,000

          Other income (expense):
           Interest income and other,
            net                                703,000         60,000
           Interest expense                 (3,984,000)    (1,779,000)
                                           -----------    -----------
          Income before income taxes
           and extraordinary item            1,732,000      3,015,000

          Income tax provision              (1,328,000)    (1,726,000)
                                           -----------    -----------
          Income before extraordinary
           item                                404,000      1,289,000
          Loss from early
           extinguishment of debt, net
           of income tax benefit of
           $237,000                         (3,830,000)            --
                                           -----------    -----------
          Net income (loss)                $(3,426,000)   $ 1,289,000
                                           ===========    ===========

          Net income (loss) per common
           share:
          Income before extraordinary
           item                                  $ .03           $.09
          Extraordinary item                      (.29)            --
                                           -----------    -----------
          Net income (loss)                      $(.26)          $.09
                                           ===========    ===========

          Weighted average number of
           common shares used in
           computation of net income
           (loss) per share including
           common stock equivalents         13,071,000     13,932,000
                                           ===========    ===========

See accompanying notes.

                    CoreComm Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                  (Unaudited)

                                              COMMON STOCK       ADDITIONAL                      TREASURY STOCK
                                          --------------------    PAID-IN                    ----------------------
                                            SHARES     AMOUNT     CAPITAL       (DEFICIT)     SHARES       AMOUNT
                                          -------------------------------------------------------------------------
Balance, December 31, 1996                13,432,000  $134,000  $226,160,000  $(55,363,000)  (343,000)  $(8,323,000)

Exercise of stock options                     20,000     1,000       286,000
Common stock repurchased,
  at cost                                                                                     (35,000)     (688,000)
Net (loss) for the three
  months ended March 31, 1997                                                   (3,426,000)
                                          ----------  --------  ------------  ------------   --------   -----------
Balance, March 31, 1997                   13,452,000  $135,000  $226,446,000  $(58,789,000)  (378,000)  $(9,011,000)
                                          ==========  ========  ============  ============   ========   ===========

See accompanying  notes.

                    CoreComm Incorporated and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                               THREE MONTHS ENDED
                                                    MARCH 31
                                        ------------------------------
                                               1997           1996
                                        ------------------------------

          Net cash provided by
           operating activities           $   8,602,000    $ 9,987,000
                                          -------------    -----------
          INVESTING ACTIVITIES
          Additional costs of  cellular
           license interest                    (146,000)             -
          Purchase of property, plant
           and equipment                     (7,210,000)    (6,327,000)
          Purchase of marketable
           securities                       (30,856,000)             -
          Proceeds from maturities of
           marketable securities              2,257,000              -
                                          -------------    -----------
          Net cash (used in) investing
           activities                       (35,955,000)    (6,327,000)

          FINANCING ACTIVITIES
          Repayment of bank loan           (115,000,000)             -
          Proceeds from issuance of Notes,
           net of financing costs           193,968,000              -
          Purchase of treasury stock           (688,000)             -
          Distribution to minority
           interest holders                           -     (1,172,000)
          Principal payments                          -       (225,000)
          Additional deferred financing
           costs                                      -         (8,000)
          Proceeds from exercise of
           stock options                        287,000         68,000
          Net cash provided by (used      -------------    -----------
           in) financing activities          78,567,000     (1,337,000)
                                          -------------    -----------
          Increase in cash and cash
           equivalents                       51,214,000      2,323,000
          Cash and cash equivalents at
           beginning of period                2,307,000      8,050,000
                                          -------------    -----------
          Cash and cash equivalents at
           end of period                  $  53,521,000    $10,373,000
                                          =============    ===========
          SUPPLEMENTAL DISCLOSURE OF
           CASH FLOW INFORMATION:
          Cash paid during the period
           for interest exclusive
           of amounts capitalized         $   2,329,000    $ 1,815,000
          Income taxes paid                     550,000        481,000

          SUPPLEMENTAL SCHEDULE OF
           NONCASH INVESTING ACTIVITIES:
          Common stock issued to
           acquire cellular license
           interests                      $          --    $21,536,000
          Liabilities incurred to
           acquire property, plant and
           equipment                          1,012,000      1,519,000

See accompanying notes.

                    CoreComm Incorporated and Subsidiaries
       Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Net income (loss) per share is computed based upon the weighted average number of common shares outstanding during the periods, including common stock equivalents in the net income per share computation. Common stock equivalents are excluded from the calculation of net loss per share as their effect would be antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 effective with its 1997 year end. The adoption of SFAS No. 128 would not have changed the net loss per share for the three months ended March 31, 1997.


NOTE B - UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                            MARCH 31,    DECEMBER 31,
                                              1997           1996
                                            ---------    ------------
                                          (Unaudited)
Deferred cellular license costs           $  5,935,000   $  5,935,000
Excess of purchase price paid
 over the fair market value of
 tangible assets acquired                  189,466,000    189,320,000
                                          ------------   ------------
                                           195,401,000    195,255,000
Accumulated amortization                    33,807,000     32,433,000
                                          ------------   ------------
                                          $161,594,000   $162,822,000
                                          ============   ============

                     CoreComm Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE C - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                            MARCH 31,    DECEMBER 31,
                                              1997           1996
                                          ------------   ------------
                                          (Unaudited)
Land                                      $  2,004,000   $  2,027,000
Operating equipment                        104,155,000     97,513,000
Office furniture and other equipment        17,115,000     16,521,000
Rental equipment                             1,429,000      1,174,000
Construction in progress                    17,405,000     18,674,000
                                          ------------   ------------
                                           142,108,000    135,909,000
Accumulated depreciation                    41,575,000     37,964,000
                                          ------------   ------------
                                          $100,533,000   $ 97,945,000
                                          ============   ============

NOTE D - ACCRUED EXPENSES

Accrued expenses consists of:

                                           MARCH 31,     DECEMBER 31,
                                             1997           1996
                                        -----------------------------
                                          (Unaudited)
Accrued compensation                      $  1,019,000   $  1,005,000
Accrued franchise, property and income
 taxes                                       4,888,000      4,246,000
Commissions payable                            973,000      1,272,000
Subscriber deposits                          1,510,000      1,572,000
Other                                        4,269,000      2,794,000
                                          ------------   ------------
                                          $ 12,659,000   $ 10,889,000
                                          ============   ============

NOTE E - LONG-TERM DEBT

In January 1997, a wholly-owned indirect subsidiary of the Company, CCPR Services, Inc. ("Services") issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,968,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by Cellular Communications of Puerto Rico, Inc. ("CCPR"), a wholly-owned subsidiary of the Company. CCPR and Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal
outstanding  plus accrued interest and fees under the bank loan.   In connection
with the repayment of the bank loan, the Company recorded an extraordinary loss of $4,067,000 ($2,481,000 net of income tax benefit) from the write-off of unamortized deferred financing cost.

                     CoreComm Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE E - LONG-TERM DEBT (CONTINUED)

The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually commencing on August 1, 1997. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain covenants with respect to Services, CCPR and certain subsidiaries that limit their ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments, (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.


NOTE F - TREASURY STOCK

In April 1996, the Board of Directors authorized the repurchase of up to an additional 750,000 shares of the Company's common stock through open market purchases as market conditions warrant. This repurchase plan is in addition to a previously announced repurchase plan for up to 250,000 shares. As of March 31, 1997, the Company has repurchased 585,000 shares for an aggregate of $15,156,000, of which 207,000 shares that cost an aggregate of $6,145,000 were retired.


NOTE G - COMMITMENTS AND CONTINGENT LIABILITIES

As of March 31, 1997, the Company was committed to purchase cellular network and other equipment and construction services of approximately $13,000,000. In addition, as of March 31, 1997, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $3,900,000.

In 1992, the Company entered into an agreement which in effect provides for a twenty year license to use its service mark which is also licensed to many of the non-wireline cellular systems in the United States. The Company is required to pay licensing and advertising fees, and to maintain certain service quality standards. The total fees paid for 1997 were $216,000, which were determined by the size of the Company's markets.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


                             RESULTS OF OPERATIONS

Prior to January 31, 1997, CoreComm Incorporated ("CoreComm" or the "Company") was known as Cellular Communications of Puerto Rico, Inc. ("CCPR"). On January 31, 1997, CCPR effected a corporate restructuring whereby shareholders of CCPR become shareholders of CoreComm on a one-for-one basis upon the completion of a merger of CCPR with and into a subsidiary of CoreComm. As a result of this restructuring, CoreComm replaced CCPR as the publicly traded entity and CCPR became a wholly-owned subsidiary of CoreComm.


Three Months Ended March 31, 1997 and 1996
------------------------------------------

Service revenue increased to $33,352,000 from $28,513,000 as a result of subscriber growth that increased the Company's current revenue stream. Average monthly revenue per cellular subscriber for the first quarter decreased to $68 in 1997 from $78 in 1996. Ending subscribers were 166,600 and 127,800 as of March 31, 1997 and 1996, respectively. Ending pagers in use were 35,100 and 17,800 as of March 31, 1997 and 1996, respectively.

The loss from equipment, before depreciation of rental equipment, decreased to $860,000 from $1,717,000 primarily because of reductions in the cost of cellular telephones. The Company sells cellular telephones and pagers below cost in response to competition and to generate subscriber growth.

Operating expenses increased to $3,890,000 from $3,885,000 primarily due to additional costs associated with the expanded network (including paging operations), offset by a reduction in interconnection charges. Operating expenses as a percentage of service revenue decreased to 12% in 1997 from 14% in 1996.

Selling, general and administrative expenses increased to $18,049,000 from $13,647,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base. Increases in bad debt expense, property taxes and subscriber billing expense also contributed to this increase. The increases in selling and marketing costs, personnel costs, bad debt expense, property taxes and subscriber billing expense were 38%, 9%, 13%, 7% and 7%, respectively, of the total $4,402,000 increase.

Depreciation of rental equipment increased to $177,000 from $115,000 due to an increase in the number of rental pagers.

Depreciation expense increased to $3,806,000 from $2,888,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $1,557,000 from $1,527,000 primarily due to increases in license acquisition costs.

Interest income and other, net, increased to $703,000 from $60,000 primarily due to an increase in interest income on short term investments.

Interest expense increased to $3,984,000 from $1,779,000 as a result of the increase in long-term debt at a higher effective interest rate during the first quarter of 1997.

The provision for income taxes, net of income tax benefit of $237,000 from the loss from the early extinguishment of debt, decreased to $1,091,000 from $1,726,000 primarily as a result of a decrease in Puerto Rico taxable income of certain of the Company's consolidated subsidiaries.

In connection with the repayment of the bank loan, the Company recorded an extraordinary loss of $4,067,000 ($3,830,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to expand its cellular and paging network, for debt service and, potentially, for the acquisition and development of additional wireless licenses or communications businesses. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $34,000,000 in 1997 for contemplated additions to the cellular system, the paging network and for other non-cell site related capital expenditures. Additionally, the 1997 amount includes one time expenditures of approximately $4,000,000 for the occupancy of a new building and $5,000,000 for hardware and software for an in-house billing system. The Company's commitments at March 31, 1997 of $13,000,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company expects to be able to meet these requirements with cash on hand and cash from operations.

In April 1995, CCPR and Services entered into a $200,000,000 revolving credit facility with various banks. The line of credit was available until March 31, 1999, on which date it would have converted into a term loan with principal payments based on an amortization schedule until September 30, 2003.

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,968,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by CCPR. CCPR and Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan.

The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually commencing on August 1, 1997. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain covenants with respect to Services, CCPR and certain subsidiaries that limit their ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments, (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

In April 1996, the Board of Directors authorized the repurchase of up to an additional 750,000 shares of the Company's common stock through open market purchases as market conditions warrant. This repurchase plan is in addition to a previously announced repurchase plan for up to 250,000 shares. As of March 31, 1997, the Company has repurchased 585,000 shares for an aggregate of $15,156,000, of which 207,000 shares that cost an aggregate of $6,145,000 were retired.

Cash provided by operating activities was $8,602,000 and $9,987,000 for the three months ended March 31, 1997 and 1996, respectively. The decrease in cash provided by operating activities is a result of changes in operating assets and liabilities. Purchases of property, plant and equipment of $7,210,000 in 1997 were primarily for additional cell sites and increased capacity in the Company's cellular and paging systems.

The allowance for doubtful accounts was $3,889,000 as of March 31, 1997 and $3,767,000 as of December 31, 1996. Write-offs net of recoveries as a percentage of service revenue was 6.0% for the three months ended March 31, 1997 compared to 5.8% for the year ended December 31, 1996. This percentage increased because the Company and its subsidiaries have attracted and continue to attract new segments of the market. The Company and its subsidiaries continue to attempt to reduce this percentage by improving credit procedures and instituting innovative forms of payment such as prepaid billing.

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

                     CoreComm Incorporated and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits Included Within:

               27.  Financial Data Schedule

          (b)  Reports on Form 8-K:

               During the quarter ended March 31, 1997, the Company filed the following reports on Form 8-K:

               (i) Report dated January 9, 1997, reporting under Item 5, Other Events, the announcement that the Company and its wholly-owned subsidiary, CCPR Services, Inc., intend to effect a corporate restructuring.

               (ii) Report dated January 15, 1997, reporting under Item 5, Other Events, the announcement that the Company selected "CoreComm Incorporated" as the name of the new holding company that will be created in the corporate restructuring.

               (iii) Report dated January 28, 1997, reporting under Item 5,
                     Other Events, the announcement of the pricing terms of the private placement Senior Subordinated Notes due 2007, to be issued by CCPR Services, Inc.

               (iv) Report dated January 31, 1997, reporting under Item 5, Other Events, the announcement of the completion of the private placement of $200 million of 10% Senior Subordinated Notes due 2007, by CCPR Services, Inc.

               No financial statements were filed with these reports.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CORECOMM INCORPORATED

Date:  May 8, 1997                  By: /s/ J. Barclay Knapp
                                        -------------------------
                                        J. Barclay Knapp
                                        President



Date:  May 8, 1997                  By: /s/ Gregg Gorelick
                                        --------------------------
                                        Gregg Gorelick
                                        Vice President-Controller
                                        (Principal Accounting Officer)