Form 10-Q
period 1997-06-30
CORECOMM INC
filed 1997-08-13
CIK 1032030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                     19869-99
                   -------------------------------------------------------------


                              CORECOMM INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     13-3927257
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


110 E. 59th Street, New York, New York                   10022
--------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                 (212) 906-8485
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

The number of shares outstanding of the issuer's common stock as of June 30, 1997 was 13,073,856.

                     CoreComm Incorporated and Subsidiaries

                                      Index


PART I.  FINANCIAL INFORMATION                                                   Page
------------------------------                                                   ----
Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets-
               June 30, 1997 and December 31, 1996................................2

               Condensed Consolidated Statements of Operations-
               Three  and six months ended June 30, 1997 and 1996.................3

               Condensed Consolidated Statement of Shareholders'
               Equity - Six months ended June 30, 1997............................4

               Condensed Consolidated Statements of Cash Flows-
               Six months ended June 30, 1997 and 1996............................5

               Notes to Condensed Consolidated Financial Statements...............6

Item 2.        Management's Discussion and Analysis of Results of
               Operations and Financial Condition.................................9

PART II. OTHER INFORMATION
--------------------------

Item 4.        Submission of Matters to a Vote of Security Holders...............13

Item 6.        Exhibits and Reports on Form 8-K..................................13

SIGNATURES.......................................................................14
----------


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                    CoreComm Incorporated and Subsidiaries
                     Condensed Consolidated Balance Sheets


                                                                                         June 30,           December 31,
                                                                                           1997                 1996
                                                                                   -----------------------------------------
Assets                                                                                   (Unaudited)           (See Note)
Current assets:
   Cash and cash equivalents                                                         $    73,730,000      $      2,307,000
   Marketable securities                                                                  10,255,000             5,917,000
   Accounts receivable--trade, less allowance for doubtful
      accounts of $3,421,000 (1997) and $3,767,000 (1996)                                 21,956,000            20,034,000
   Equipment inventory                                                                     7,502,000             2,912,000
   Prepaid expenses and other current assets                                               9,340,000             3,022,000
                                                                                   -----------------------------------------
Total current assets                                                                     122,783,000            34,192,000

Property, plant and equipment, net                                                       120,149,000            97,945,000
Unamortized license acquisition costs                                                    160,218,000           162,822,000
Deferred financing costs, less accumulated amortization
   of $256,000 (1997) and $1,065,000 (1996)                                                6,049,000             4,118,000
Other assets, less accumulated amortization of
   $1,242,000 (1997) and $723,000 (1996)                                                   1,802,000             1,645,000
                                                                                   -----------------------------------------
                                                                                     $   411,001,000      $    300,722,000
                                                                                   =========================================
Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                                  $    14,166,000      $      7,364,000
   Accrued expenses                                                                       15,312,000            10,889,000
   Due to NTL Incorporated                                                                    84,000               102,000
   Interest payable                                                                        8,333,000             1,678,000
   Deferred revenue                                                                        3,215,000             3,081,000
                                                                                   -----------------------------------------
Total current liabilities                                                                 41,110,000            23,114,000

Long-term debt                                                                           200,000,000           115,000,000
Obligation under capital lease                                                             9,595,000                     -
Commitments and contingent liabilities

Shareholders' equity:
   Series preferred stock--$.01 par value; authorized 2,500,000
      shares; issued and outstanding none                                                          -                     -
   Common stock--$.01 par value; authorized 30,000,000 shares; issued 13,452,000
      (1997) and 13,432,000 (1996) shares                                                    135,000               134,000
   Additional paid-in capital                                                            226,446,000           226,160,000
   (Deficit)                                                                             (57,274,000)          (55,363,000)
                                                                                   -----------------------------------------
                                                                                         169,307,000           170,931,000
   Treasury stock--at cost, 378,000 (1997)
      and 343,000 (1996) shares                                                           (9,011,000)           (8,323,000)
                                                                                   -----------------------------------------
                                                                                         160,296,000           162,608,000
                                                                                   -----------------------------------------
                                                                                     $   411,001,000      $    300,722,000
                                                                                   =========================================

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes.

                     CoreComm Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                              Three Months Ended               Six Months Ended
                                                                    June 30                         June 30
                                                        -----------------------------  -------------------------------
                                                            1997             1996            1997            1996
                                                        -----------------------------  -------------------------------
Revenues:
Service revenue                                         $ 34,694,000    $ 28,552,000    $ 68,046,000    $ 57,065,000
Equipment revenue                                          3,744,000       3,162,000       7,663,000       6,125,000
                                                        -----------------------------  -------------------------------
                                                          38,438,000      31,714,000      75,709,000      63,190,000

Costs and expenses:
Cost of equipment sold                                     4,294,000       4,158,000       9,073,000       8,838,000
Operating expenses                                         4,338,000       4,139,000       8,228,000       8,024,000
Selling, general and administrative expenses              18,429,000      16,554,000      36,478,000      30,201,000
Depreciation of rental equipment                             198,000         125,000         375,000         240,000
Depreciation expense                                       4,186,000       3,063,000       7,992,000       5,951,000
Amortization expense                                       1,654,000       1,555,000       3,211,000       3,082,000
                                                        -----------------------------  -------------------------------
                                                          33,099,000      29,594,000      65,357,000      56,336,000
                                                        -----------------------------  -------------------------------
Operating  income                                          5,339,000       2,120,000      10,352,000       6,854,000

Other income (expense):
Interest income and other, net                             1,282,000         109,000       1,985,000         169,000
Interest expense                                          (5,077,000)     (1,716,000)     (9,061,000)     (3,495,000)
                                                        -----------------------------  -------------------------------
Income before income taxes and extraordinary item          1,544,000         513,000       3,276,000       3,528,000
Income tax provision                                         (17,000)       (761,000)     (1,345,000)     (2,487,000)
                                                        -----------------------------  -------------------------------
Income (loss) before extraordinary item                    1,527,000        (248,000)      1,931,000       1,041,000
Loss from early extinguishment of debt, net of income
   tax benefit of $225,000                                   (12,000)             --      (3,842,000)             --
                                                        -----------------------------  -------------------------------
Net income (loss)                                       $  1,515,000    $   (248,000)   $ (1,911,000)   $  1,041,000
                                                        =============================  ===============================

Net income (loss) per common share:
   Income (loss) before extraordinary item              $        .12    $       (.02)   $        .15    $        .07
   Extraordinary item                                             --              --            (.30)             --
                                                        -----------------------------  -------------------------------
Net income (loss)                                       $        .12    $       (.02)   $       (.15)   $        .07
                                                        =============================  ===============================

Weighted average number of common shares used in
   computation of net  income (loss) per share            13,074,000      13,292,000      13,072,000      14,118,000
                                                        =============================  ===============================

See accompanying notes.

                     CoreComm Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)



                                             Common Stock           Additional                              Treasury Stock
                                    ----------------------------     Paid-in                         ---------------------------
                                         Shares         Amount       Capital          (Deficit)       Shares         Amount
                                    --------------------------------------------------------------------------------------------
Balance, December 31, 1996              13,432,000     $134,000    $226,160,000    $(55,363,000)    (343,000)     $(8,323,000)

Exercise of stock options                   20,000        1,000         286,000
Common stock repurchased,
    at cost                                                                                          (35,000)        (688,000)
Net (loss) for the six months ended
   June 30, 1997                                                                     (1,911,000)
                                    --------------------------------------------------------------------------------------------
Balance, June 30, 1997                  13,452,000     $135,000    $226,446,000    $(57,274,000)    (378,000)     $(9,011,000)
                                    ============================================================================================


See accompanying  notes.

                    CoreComm Incorporated and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                               Six Months Ended
                                                                                                    June 30
                                                                                 ----------------------------------------------
                                                                                           1997                  1996
                                                                                 ----------------------------------------------
      Net cash provided by operating activities                                        $    14,428,000       $   10,609,000
                                                                                 ----------------------------------------------

      Investing activities
      Additional costs of cellular license interest                                           (146,000)             (56,000)
      Purchase of property, plant and equipment                                            (16,815,000)         (12,230,000)
      Purchase of marketable securities                                                    (35,886,000)                  --
      Proceeds from maturities of marketable securities                                     31,548,000                   --
                                                                                 ----------------------------------------------
      Net cash (used in) investing activities                                              (21,299,000)         (12,286,000)
                                                                                 ----------------------------------------------

      Financing activities
      Repayment of bank loan                                                              (115,000,000)                  --
      Proceeds from issuance of Notes, net of financing costs                              193,695,000                   --
      Proceeds from borrowings                                                                      --            5,000,000
      Purchase of treasury stock                                                              (688,000)          (5,190,000)
      Distribution to minority interest holders                                                     --           (1,172,000)
      Principal payments                                                                            --           (1,975,000)
      Additional deferred financing costs                                                           --              (22,000)
      Proceeds from exercise of stock options                                                  287,000              128,000
                                                                                 ----------------------------------------------
      Net cash provided by (used in) financing activities                                   78,294,000           (3,231,000)
                                                                                 ----------------------------------------------

      Increase (decrease) in cash and cash equivalents                                      71,423,000           (4,908,000)
      Cash and cash equivalents at beginning of period                                       2,307,000            8,050,000
                                                                                 ----------------------------------------------
      Cash and cash equivalents at end of period                                       $    73,730,000       $    3,142,000
                                                                                 ==============================================

      Supplemental disclosure of cash flow information:
      Cash paid during the period for interest exclusive
          of amounts capitalized                                                       $     2,406,000       $    2,709,000
      Income taxes paid                                                                      2,897,000            4,667,000

      Supplemental schedule of noncash investing activities:
      Common stock issued to acquire cellular license interests                        $            --       $   21,536,000
      Liabilities incurred to acquire property, plant and equipment                          6,263,000            4,565,000
      Capital lease obligation incurred to acquire office building                           9,922,000                   --

See accompanying notes.

                     CoreComm Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)



Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

Net income (loss) per share is computed based upon the weighted average number of common shares outstanding during the periods, including common stock equivalents in the net income per share computation for the six months ended June 30, 1996. Common stock equivalents are excluded from the calculation of net loss per share and net income per share for the three months ended June 30, 1997 as their effect would be antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The Company will adopt SFAS No. 128 effective with its 1997 year end. The adoption of SFAS No. 128 would not have changed the net loss per share for the three and six months ended June 30, 1997.

Note B - Unamortized License Acquisition Costs

Unamortized license acquisition costs consist of:

                                                                                   June 30,                  December 31,
                                                                                     1997                        1996
                                                                           --------------------------------------------------
                                                                                 (Unaudited)
      Deferred cellular license costs                                                $  5,935,000            $  5,935,000
      Excess of purchase price paid over the fair
         market value of tangible assets acquired                                     189,466,000             189,320,000
                                                                           --------------------------------------------------
                                                                                      195,401,000             195,255,000
      Accumulated amortization                                                         35,183,000              32,433,000
                                                                           --------------------------------------------------
                                                                                     $160,218,000            $162,822,000
                                                                           ==================================================

                     CoreComm Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


Note C - Property, Plant and Equipment

Property, plant and equipment consists of:

                                                                                      June 30,               December 31,
                                                                                        1997                     1996
                                                                           --------------------------------------------------
                                                                                 (Unaudited)
      Land                                                                         $   1,951,000           $   2,027,000
      Office building                                                                  9,922,000                       -
      Operating equipment                                                            108,242,000              97,513,000
      Office furniture and other equipment                                            20,957,000              16,521,000
      Rental equipment                                                                 1,700,000               1,174,000
      Construction in progress                                                        22,558,000              18,674,000
                                                                           --------------------------------------------------
                                                                                     165,330,000             135,909,000
      Accumulated depreciation                                                        45,181,000              37,964,000
                                                                           --------------------------------------------------
                                                                                   $ 120,149,000           $  97,945,000
                                                                           ==================================================

In 1997, the Company entered into a lease for office space through 2012 which is classified as a capital lease for financial reporting purposes. Accordingly, an asset of $9,922,000 has been recorded. As of June 30, 1997, the total minimum lease payments were $18,809,000, the estimated amount representing interest was $8,955,000 and the present value of net minimum lease payments was $9,854,000. This amount includes $259,000 current portion and $9,595,000 long-term obligation under capital lease.

Note D - Accrued Expenses

Accrued expenses consists of:

                                                                                        June 30,              December 31,
                                                                                          1997                    1996
                                                                            -------------------------------------------------
                                                                                       (Unaudited)
      Accrued compensation                                                           $  1,107,000            $  1,005,000
      Accrued equipment purchases                                                       2,632,000                 502,000
      Accrued franchise, property and income taxes                                      3,817,000               4,246,000
      Commissions payable                                                               1,274,000               1,272,000
      Subscriber deposits                                                               1,502,000               1,572,000
      Other                                                                             4,980,000               2,292,000
                                                                            -------------------------------------------------
                                                                                     $ 15,312,000            $ 10,889,000
                                                                            =================================================

                    CoreComm Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited)(continued)


Note E - Long-Term Debt

In January 1997, a wholly-owned indirect subsidiary of the Company, CCPR Services, Inc. ("Services") issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,695,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by Cellular Communications of Puerto Rico, Inc. ("CCPR"), a wholly-owned subsidiary of the Company. CCPR and Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan. In connection with the repayment of the bank loan, the Company recorded an extraordinary loss of $4,067,000 ($3,842,000 net of income tax benefit) from the write-off of unamortized deferred financing cost.

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

Note F - Treasury Stock

In April 1996, the Board of Directors authorized the repurchase of up to an additional 750,000 shares of the Company's common stock through open market purchases as market conditions warrant. This repurchase plan is in addition to a previously announced repurchase plan for up to 250,000 shares. As of June 30, 1997, the Company has repurchased 585,000 shares for an aggregate of $15,156,000, of which 207,000 shares that cost an aggregate of $6,145,000 were retired.

Note G - Commitments and Contingent Liabilities

As of June 30, 1997, the Company was committed to purchase cellular network and other equipment and construction services of approximately $7,600,000. In addition, as of June 30, 1997, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $1,600,000.

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

                    CoreComm Incorporated and Subsidiaries


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

Three Months Ended June 30, 1997 and 1996
-----------------------------------------

Service revenue increased to $34,694,000 from $28,552,000 as a result of subscriber growth that increased the Company's current revenue stream. Average monthly revenue per cellular subscriber for the second quarter decreased to $68 in 1997 from $71 in 1996. Ending subscribers were 175,500 and 138,700 as of June 30, 1997 and 1996, respectively. Ending pagers in use were 39,400 and 21,700 as of June 30, 1997 and 1996, respectively.

The loss from equipment, before depreciation of rental equipment, decreased to $550,000 from $996,000 primarily because of reductions in the cost of cellular telephones. The Company sells cellular telephones and pagers below cost in response to competition and to generate subscriber growth.

Operating expenses increased to $4,338,000 from $4,139,000 primarily due to additional costs associated with the expanded network (including paging operations), offset by a reduction in interconnection charges. Operating expenses as a percentage of service revenue decreased to 13% in 1997 from 14% in 1996.

Selling, general and administrative expenses increased to $18,429,000 from $16,554,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base. Increases in property taxes and subscriber billing expense also contributed to this increase. The increases in selling and marketing costs, personnel costs, property taxes and subscriber billing expense were 80%, 21%, 12% and 11%, respectively, of the total $1,875,000 increase. These increases were partially offset by a decrease in bad debt expense which was (20)% of the increase.

Depreciation of rental equipment increased to $198,000 from $125,000 due to an increase in the number of rental pagers.

Depreciation expense increased to $4,186,000 from $3,063,000 primarily because of an increase in property, plant and equipment.

                    CoreComm Incorporated and Subsidiaries


Amortization expense increased to $1,654,000 from $1,555,000 primarily due to increases in license acquisition costs.

Interest income and other, net, increased to $1,282,000 from $109,000 primarily due to an increase in interest income on short term investments.

Interest expense increased to $5,077,000 from $1,716,000 as a result of the increase in long-term debt at a higher effective interest rate.

The provision for income taxes decreased to $17,000 from $761,000 primarily as a result of a decrease in Puerto Rico taxable income of certain of the Company's consolidated subsidiaries.

The loss from early extinguishment of debt of $12,000 in 1997 is due to an adjustment to the estimated Puerto Rico income tax benefit from the loss.

Six Months Ended June 30, 1997 and 1996
---------------------------------------

Service revenue increased to $68,046,000 from $57,065,000 as a result of subscriber growth that increased the Company's current revenue stream. Average monthly revenue per cellular subscriber for the six months ended June 30 decreased to $68 in 1997 from $75 in 1996. Ending subscribers were 175,500 and 138,700 as of June 30, 1997 and 1996, respectively. Ending pagers in use were 39,400 and 21,700 as of June 30, 1997 and 1996, respectively.

The loss from equipment, before depreciation of rental equipment, decreased to $1,410,000 from $2,713,000 primarily because of reductions in the cost of cellular telephones. The Company sells cellular telephones and pagers below cost in response to competition and to generate subscriber growth.

Operating expenses increased to $8,228,000 from $8,024,000 primarily due to additional costs associated with the expanded network (including paging operations), offset by a reduction in interconnection charges. Operating expenses as a percentage of service revenue decreased to 12% in 1997 from 14% in 1996.

Selling, general and administrative expenses increased to $36,478,000 from $30,201,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base. Increases in property taxes and subscriber billing expense also contributed to this increase. The increases in selling and marketing costs, personnel costs, property taxes and subscriber billing expense were 51%, 13%, 8% and 9%, respectively, of the total $6,277,000 increase.

Depreciation of rental equipment increased to $375,000 from $240,000 due to an increase in the number of rental pagers.

                    CoreComm Incorporated and Subsidiaries

Depreciation expense increased to $7,992,000 from $5,951,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $3,211,000 from $3,082,000 primarily due to increases in license acquisition costs.

Interest income and other, net, increased to $1,985,000 from $169,000 primarily due to an increase in interest income on short term investments.

Interest expense increased to $9,061,000 from $3,495,000 as a result of the increase in long-term debt at a higher effective interest rate.

The provision for income taxes, net of income tax benefit of $225,000 from the loss from the early extinguishment of debt, decreased to $1,120,000 from $2,487,000 primarily as a result of a decrease in Puerto Rico taxable income of certain of the Company's consolidated subsidiaries.

In connection with the repayment of the bank loan, the Company recorded an extraordinary loss of $4,067,000 ($3,842,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.

                         LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to expand its cellular and paging network, for debt service and potentially, for the acquisition and development of additional wireless licenses or communications businesses. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $23,000,000 in the remainder of 1997 for contemplated additions to the cellular system, the paging network and for other non-cell site related capital expenditures. The Company's commitments at June 30, 1997 of $7,600,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company expects to be able to meet these requirements with cash, cash equivalents and marketable securities on hand and cash from operations.

In April 1995, CCPR and Services entered into a $200,000,000 revolving credit facility with various banks. The line of credit was available until March 31, 1999, on which date it would have converted into a term loan with principal payments based on an amortization schedule until September 30, 2003.

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,695,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by CCPR. CCPR and Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan.

                    CoreComm Incorporated and Subsidiaries

The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually commencing on August 1, 1997. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain convenants with respect to Services, CCPR and certain subsidiaries that limit their ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments, (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

In April 1996, the Board of Directors authorized the repurchase of up to an additional 750,000 shares of the Company's common stock through open market purchases as market conditions warrant. This repurchase plan is in addition to a previously announced repurchase plan for up to 250,000 shares. As of June 30, 1997, the Company has repurchased 585,000 shares for an aggregate of $15,156,000, of which 207,000 shares that cost an aggregate of $6,145,000 were retired.

Cash provided by operating activities was $14,428,000 and $10,609,000 for the six months ended June 30, 1997 and 1996, respectively, an increase of $3,819,000. Purchases of property, plant and equipment of $16,815,000 in 1997 were primarily for additional cell sites and increased capacity in the Company's cellular and paging systems.

The allowance for doubtful accounts was $3,421,000 as of June 30, 1997 and $3,767,000 as of December 31, 1996. Write-offs net of recoveries as a percentage of service revenue was 6.1% for the six months ended June 30, 1997 compared to 5.8% for the year ended December 31, 1996. This percentage increased because the Company and its subsidiaries have attracted and continue to attract new segments of the market. The Company and its subsidiaries continue to attempt to reduce this percentage by improving credit procedures and instituting innovative forms of payment such as prepaid billing.

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

                    CoreComm Incorporated and Subsidiaries


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 3, 1997, the Company held its annual meeting of stockholders. The following management proposals were adopted:
         (i) the reelection of George S. Blumenthal and J. Barclay Knapp to the Board of Directors and (ii) the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for 1997.

         The stockholders approved the election of George S. Blumenthal by a vote of 10,671,304 shares in favor and 96,793 shares withheld from voting. The stockholders approved the election of J. Barclay Knapp by a vote of 10,671,304 shares in favor and 96,793 shares withheld from voting. The stockholders approved the second proposal by a vote of 10,761,528 shares in favor, 2,188 shares against and 4,381 shares abstaining from voting.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits Included Within:

               27. Financial Data Schedule

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CORECOMM INCORPORATED



Date:  August 8, 1997           By: /s/ J. Barclay Knapp
                                   -------------------------
                                    J. Barclay Knapp
                                    President



Date:  August 8, 1997           By: /s/ Gregg Gorelick
                                   -------------------------
                                    Gregg Gorelick
                                    Vice President-Controller
                                    (Principal Accounting Officer)