Form 10-K
period 1997-12-31
CORECOMM INC
filed 1998-03-30
CIK 1032030

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     ______

                                  F O R M 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1997

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934

              For the Transition Period From _________ to ________

                          Commission File No. 19869-99

                              CORECOMM INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          13-3927257
-------------------------------                         -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

110 East 59th Street, New York, New York                       10022
----------------------------------------                     ----------
(Address of principal executive offices)                     (Zip Code)

                                 (212) 906-8485
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                   ----------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Registrant's common stock held by non-affiliates at March 20, 1998, valued in accordance with the Nasdaq Stock Market's National Market closing sale price for the Registrant's common stock, was approximately $183,027,000.

Number of shares of Common Stock outstanding as at March 20, 1998:  13,181,336

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                  Document                           Part of 10-K in which
                                                          Incorporated

Definitive proxy statement for the                          PART III
1998 Annual Meeting of the Stockholders
of CoreComm Incorporated

                                    * * * * *

This Annual Report on Form 10-K for the year ended December 31, 1997, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Section 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.

         "SAFE HARBOR" STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
                               REFORM ACT OF 1995:

     Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Registrant, or industry results, to be materially different from those contemplated or projected, forecast, estimated or budgeted in or expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, industry trends, the Registrant's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, and availability, terms and deployment of capital.

                                TABLE OF CONTENTS

PART I                                                                      PAGE
------                                                                      ----

Item 1     Business......................................................      1

Item 2     Property......................................................     18

Item 3     Legal Proceedings.............................................     19

Item 4     Submission of Matters to a Vote of Stockholders...............     19

PART II
-------

Item 5     Market for the Registrant's Common Stock and
           Related Stockholder Matters...................................     20

Item 6     Selected Financial Data.......................................     21

Item 7     Management's Discussion and Analysis of Results
           of Operations and Financial Condition.........................     22

Item 7A    Quantitative and Qualitative Disclosures About Market Risk....     26

Item 8     Financial Statements and Supplementary Data...................     27

Item 9     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure...........................     28

PART III
--------

Items 10, 11, 12 and 13..................................................     28

PART IV
-------

Item 14    Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K...........................................     28

Exhibit Index............................................................     29

Signatures...............................................................     31

Index to Financial Statements............................................    F-1

                                     PART I
                                     ------

ITEM 1. BUSINESS
----------------

GENERAL

     The Company, through wholly and majority owned entities, owns, operates and markets cellular and paging systems in the Commonwealth of Puerto Rico and the U.S. Virgin Islands and conducts other cellular and paging related operations described below. From time to time the Company reviews opportunities in other telecommunications related industries both inside and outside of Puerto Rico and the U.S. Virgin Islands. A wholly-owned subsidiary of the Company was the high bidder in auctions held by the Federal Communications Commission ("FCC") for Local Multipoint Distribution Service ("LMDS") Block A licenses in 15 markets in Ohio. See "-Local Multipoint Distribution Service." The Company's executive offices are located at 110 East 59th Street, New York, New York 10022 and its telephone number is (212) 906-8485.

     Prior to January 31, 1997 (the "Merger Date") CoreComm Incorporated ("CoreComm" or the "Company") was known as Cellular Communications of Puerto Rico, Inc. ("CCPR"). CoreComm is a Delaware corporation that was incorporated on January 13, 1997. From its date of incorporation until the Merger Date CoreComm was a wholly-owned subsidiary of CCPR. On the Merger Date CCPR effected a corporate restructuring (the "Restructuring") whereby shareholders of CCPR became shareholders of CoreComm on a one-for-one basis upon the completion of a merger of CCPR with and into a subsidiary of CoreComm. As a result of the Restructuring CoreComm replaced CCPR as the publicly traded entity and CCPR became a wholly-owned subsidiary of CoreComm.

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

     The Commonwealth of Puerto Rico has a land area approximately 70 percent the size of Connecticut and has a population of approximately 3.8 million people. The population is concentrated primarily in the coastal regions, in particular in the San Juan metropolitan area. Puerto Rico maintains a highway and road network of approximately 8,600 miles, including a partially completed all island beltway loop.

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

CELLULAR TELEPHONE OWNERSHIP INTERESTS

     The  following  table  sets  forth  the  Company's  cellular   Metropolitan
Statistical Area ("MSA") and Rural Service Area ("RSA") markets and approximate percentage ownership as of March 20, 1998:

        MARKET                                      POPULATION(1)(2)     OWNERSHIP      POPS (3)
        ------                                      ----------------     ---------      --------
 San Juan/Caguas MSA............................    2,124,891            100.00%        2,124,891
 Aguadilla MSA..................................      180,687             99.01           178,898
 Mayaguez MSA...................................      227,941            100.00           227,941
 Ponce MSA......................................      261,585            100.00           261,585
 Arecibo MSA....................................      195,843            100.00           195,843
 PR-1 Rincon RSA................................       13,726            100.00            13,726
 PR-2 Adjuntas RSA..............................      276,517            100.00           276,517
 PR-3 Ciales RSA................................      126,052            100.00           126,052
 PR-4 Aibonito RSA(4)...........................      295,140            100.00           295,140
 PR-5 Ceiba RSA(5)..............................       42,172              0.00                 0
 PR-6 Vieques RSA...............................        8,975            100.00             8,975
 PR-7 Culebra RSA...............................        1,598            100.00             1,598
 U.S. Virgin Islands-1 St. Thomas/St. John......       51,670            100.00            51,670
 U.S. Virgin Islands-2 St. Croix................       50,139            100.00            50,139
                                                    ---------                           ---------
      Total.....................................    3,856,936                           3,812,975
                                                    =========                           =========

---------------------------
(1)  1995 U.S. Census Bureau Population Estimates for Puerto Rico.
(2)  1990 U.S. Census Bureau Population Estimates for the U.S. Virgin Islands.

(3) A cellular system operator's "pops" is currently the most common technique for measuring the relative size of different companies in the cellular telephone business. Pops are defined as the estimated population of a market multiplied by a company's ownership interest in the entity operating the system in that market. The number of pops owned by a cellular operator does not represent the number of users of cellular service and is not necessarily indicative of the number of potential subscribers. Rather, this term is used only as a basis for comparison of the current size of cellular system operators.
(4) In January 1998, a subsidiary of the Company acquired all of the assets of Cellular Uno Limited Partnership, the entity that held the license to own and operate the non-wireline system for PR-4 Aibonito-RSA.
(5) The Company has received interim operating authority in the PR-5 Ceiba RSA from the FCC and from Puerto Rico authorities. In 1997, the U.S. Congress directed the FCC to use the auction mechanism to grant permanent operating authority with this and other RSA's if and when the FCC decided to grant such licenses.

     The Company had, as of December 31, 1997, an aggregate of approximately 196,400 subscribers which represents a penetration rate (i.e., the number of subscribers divided by the total estimated population of the Company's markets) for the Company of approximately 5.1% See "Sales and Marketing".

PAGING

     A subsidiary of the Company has received authorization from the FCC to operate two 900 MHz paging systems to serve Puerto Rico and the U.S. Virgin Islands. The Company completed the construction of the Puerto Rico paging system and began operations during March 1995. The Company completed construction of the U.S. Virgin Islands paging system and began operations in November 1995. As of December 31, 1997, the Company's paging operations had approximately 49,000 pagers in use.

SALES AND MARKETING

     The Company attracts subscribers through direct and indirect distribution channels and aggressive advertising. The Company relies on its direct sales force, indirect channels such as dealers, retailers and resellers, sales literature, sponsorship of local events, and substantial television, print and radio advertising campaigns to create awareness of its services and to communicate the benefits and promotional offers associated with them.

     Sales are targeted at two primary segments: individual and corporate accounts. Each segment has its own dedicated direct sales force. The Company introduced prepaid service (primarily for low usage individual users) in 1997. This payment option eliminates the necessity of credit checks and billing and allows users to closely monitor their usage.

     The Company has over 300 employees in sales and marketing functions. Direct sales, including corporate accounts, represented over 60% of the Company's total sales in 1997. The 180-person direct sales force is distributed among 12 fixed sales and service centers throughout Puerto Rico and the U.S. Virgin Islands, with five in San Juan/Caguas, one in Ponce, one in Fajardo, one in Arecibo, one in Mayaguez and three in the U.S. Virgin Islands, as well as six kiosks located in major shopping centers, 31 mini-kiosks inside large retail stores (e.g.,

WalMart, Sams, Western Auto, Sears, Blockbuster Video) and four mobile units. The sales and service centers are designed for up-market consumers, have convenient hours of operation, and the ability to sell and service cellular telephones while the customer waits. The sales and service centers also play a major role in the Company's ability to provide superior customer service. See "Customer Service". In addition, the Company utilizes a network of carefully selected independent dealers and large retailers (such as Let's Talk Cellular) which accounted for over 30% of the Company's new activations in 1997. Currently, resellers account for only a small percentage of new activations.

     The use of a broad mix of different distribution channels in Puerto Rico gives the Company a widespread marketing presence and provides easy access to its subscriber base while maintaining a high quality of service to its subscribers. In addition, the Company's growing network of direct sales, dealers and large retailers provide it with a strong presence in the telecommunications market. The Company markets its services under the nationally recognized CELLULAR ONE (registered trademark) brand name and its sales and marketing strategy carefully promotes CELLULAR ONE (registered trademark)'s premium brand image.

     Although the Company employs a segmented pricing approach whereby specific pricing plans are developed to attract different segments of the market, the Company has differentiated itself from the Puerto Rico Telephone Company ("PRTC"), the Company's significant competitor and the landline telephone service provider in Puerto Rico, primarily by offering premium services at premium prices and directing significant efforts toward customer service, technical excellence and advanced calling features. In contrast, the Company believes that the PRTC has tended to compete on the basis of name recognition and appeal to local sentiment. Centennial de Puerto Rico, Inc., a subsidiary of Centennial Cellular Corp. ("Centennial") was a new Personal Communications Systems ("PCS") entrant to the market in late 1996 and has competed successfully with the Company and the PRTC on the bases of price and its all digital network.

CUSTOMER SERVICE

     An important element in the Company's business strategy is to provide the highest quality, localized customer service in the individual markets it serves. This is especially significant because, in the Company's view, customer service has not been emphasized by the PRTC.

     The Company's commitment to superior quality service is reflected by the 92% overall satisfaction rating it received from its subscribers in an annual independent survey of customer satisfaction conducted by the Cellular One Group in 1997. This rating far exceeded the 85% United States national average.

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

     The Company proactively implements fraud detection and sophisticated prevention mechanisms to protect its subscribers from fraud. In 1992 the Company implemented fraud identification software and has recently implemented the additional state-of-the-art fraud detection and prevention systems known as fingerprinting and authentication. The Company has also taken a leading role in the industry to educate the public about the growing problem of cellular telephone fraud and how to detect and prevent its occurrence. In addition, through its participation in the North American Cellular Network ("NACN"), the Company is assured that only bona-fide subscribers enjoy roaming services.

CELLULAR TECHNOLOGY

     Cellular mobile radio technology was developed to provide high quality, high capacity mobile and portable telephone systems. In a cellular telephone system, the service area is subdivided into smaller geographic areas or "cells." Each cell has its own relatively low power transmitter and receiver that communicates by radio signal with cellular telephones located in the cell. Each cell is connected by microwave or telephone line to a mobile telephone switching office ("MTSO"), which in turn is connected to the worldwide telephone network. See "- Regulation - Federal Communications Commission Regulation" for the interconnection arrangements with the worldwide telephone network.

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

     The MTSO controls communications within the cellular system, including the "hand-off" process as a cellular telephone moves from one cell to another. In this process, the system recognizes that a cell boundary has been crossed, finds an available channel in the new cell, and transfers the call to that channel - all within a fraction of a second.

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

NETWORK AND SYSTEM CONSTRUCTION

     The Company's network was designed specifically for the Puerto Rico and U.S. Virgin Islands markets using extensive geographic and engineering studies. The Company continually updates its network in order to ensure quality service and maximum geographic coverage. The Company has completed a network that as of December 31, 1997, included approximately 99 cell sites and two MTSOs covering over 90% of the population of Puerto Rico and the U.S. Virgin Islands. Engineering and system construction is carried out by approximately 80 employees.

     Cell sites are equipped with both analog and dual mode (i.e. digital or analog cellular) radio transceivers. Digital Time Division Multiple Access ("TDMA") was originally installed in 1995 and commercially implemented in 1997. Digital technology offers many advantages over analog technology, including substantially increased capacity, lower costs and the opportunity to provide enhanced services such as data transmission. In early 1997 the Company initiated the use of an enhanced voice coder in its TDMA system. The enhanced voice coder provides this system with improved voice quality. The Company has introduced and distributed to selected groups of subscribers, including internal users, dual mode phones using the TDMA format for digital signaling. Because existing analog cellular telephones will not be able to receive digital transmissions from the base station, the Company expects that the transition from analog to digital will be phased in over a number of years, during which time the system will maintain both analog and digital transmitting equipment and will thus be able to serve both analog and digital forms of cellular telephones and transmitting equipment.

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

     In 1997, the Company began to use a Network Management Center ("NMC") provided by C-Net, Inc. The NMC enables the Company to monitor the entire system on a 24 hour basis and allows for nearly instant detection of any system malfunction or failure.

     The Company uses a Computer Automated Design system to choose the proper network configuration that will provide maximum capacity and service reliability in the island's heavily populated coastal areas. The design is based on the ring network concept, which provides a good fit with Puerto Rico's topography. In addition, to test the network design, the Company uses a performance testing system to predict and measure signal levels. By utilizing sophisticated network design and system testing techniques, the Company's completed network provides similar geographic coverage to the PRTC with fewer cell sites and with greater service reliability.

     Cellular systems are capital intensive, requiring significant levels of investment for equipment, construction and cell site acquisition. As of December 31, 1997, the Company had operating plant and equipment and construction-in-progress with an historical cost of approximately $142,000,000.

INTERCONNECTION AGREEMENT

     Effective September 2, 1997, after negotiations between PRTC and the Company and arbitration by the Telecommunications Regulatory Board of Puerto Rico, the Company and PRTC entered into an interconnection agreement. The agreement is for a two year term. The agreement establishes the rate at which the Company will pay PRTC for calls placed by the Company's subscribers to PRTC's customers. In addition, the agreement provides that PRTC is obligated to pay the Company the same amount for calls made by its customers to the Company's subscribers. This agreement reflects a reduction in the Company's interconnection rate of almost 50% and, unlike the previous contract between the parties, requires PRTC to pay the Company for calls originated on PRTC's network. Moreover, the Company is no longer required to pay PRTC for the telephone numbers the Company supplies to its customers.

     The interconnection agreement gives PRTC the right to assess long-distance toll charges on any of its own customers who call from outside the Metro area to any of the Company's subscribers. The agreement further provides, however, that PRTC will not assess such charges on its customers if the Company either agrees to assume the long distance charges or if the Company interconnects with, and picks up PRTC's incoming calls, at each of the 17 host end offices outside the Metro area. The Company chose the option of end office interconnection but, in November 1997, before PRTC installed such points of interconnection, PRTC began assessing, retroactively to September 2, 1997 and without warning to its customers, toll charges to its customers who had placed calls to the Company's subscribers. By December 17, 1997, PRTC had installed all the point of interconnection requested by the Company. On December 24, 1997, the Board ruled that PRTC had violated its good faith duty to its customers by assessing charges to them retroactively and without any advance notice. Accordingly, the Board ordered PRTC to refund any payments already collected and to cease and desist from attempting to collect charges not yet rendered. PRTC subsequently filed a complaint in Federal District Court for the District of Puerto Rico against the Board and the Company and asked for a preliminary injunction. Both the complaint and preliminary injunction request remain pending. The Company believes there is no merit to PRTC's lawsuit and intends to defend itself vigorously.

SOURCES OF REVENUE

     The cellular mobile telephone services available to customers and the sources of revenue available to a system operator are similar to those available with standard home and office telephones. Cellular telephone subscribers are generally charged separately for monthly access, air time, toll calls and custom calling features such as voice mail, call forwarding, call waiting and third party conferencing. Cellular telephone subscribers are generally responsible for purchasing or otherwise obtaining their own cellular mobile telephone. The Company introduced prepaid service (primarily for low usage individual users) in 1997. This payment option eliminates the necessity of credit checks and billing and allows users to closely monitor their usage. Paging subscribers are charged on a monthly basis for service and are generally responsible for purchasing their own pager. The Company also generates some revenue from the resale of its digital microwave transmission network.

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

PATENTS, COPYRIGHTS AND LICENSES

     The Company does not have any patents or copyrights nor does the Company believe patents or copyrights play a material role in its business. Other than the Company's FCC licenses, the Company's only license is for the use of the service mark and trademark CELLULAR ONE (registered trademark), which is also licensed to many of the non-wireline systems in the United States. In 1992, the owners of such mark entered into a new agreement with the Company, with an effective twenty-year term, under which the Company is required to maintain certain service quality standards. Under this agreement, the Company is required to pay licensing and other fees for the use of the service mark. The total fees paid in the year ended December 31, 1997 were $216,000, which were determined by the size of the Company's markets.

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

     The PRTC and VitelCellular, Inc. are significantly larger and better capitalized than the Company. The Company believes the PRTC currently provides service to less than approximately 40% of the subscribers of wireless service in Puerto Rico. In the U.S. Virgin Islands, the Company believes that VitelCellular, Inc. currently provides service to approximately 45% of the subscribers of cellular service in the U.S. Virgin Islands. In Puerto Rico, Centennial, a competitor using PCS frequencies, had approximately 15% of the wireless market at year end 1997.

     In 1990, the Commonwealth of Puerto Rico attempted to sell the PRTC to an independent third party, but did not consummate such a transaction. In 1997, the Commonwealth announced that it intended to restart this process and indicated that it intended to complete such sale by the end of 1998. Such sale could be to another experienced cellular operator or to a telecommunications company, such as an affiliate of a Bell Operating Company. Given that the FCC-defined markets and the technical standards are the same for both licensees in a market, the Company believes that its ability to make and implement decisions rapidly and its customer service oriented strategy should enable it to compete effectively with the PRTC or any other competitor.

     Broadband PCS has become increasingly competitive with cellular services. Broadband PCS is a digital, wireless communications service consisting of a variety of new mobile and portable services and technologies, such as small, lightweight telephone handsets that work at home, in the office, or on the streets; portable, wireless facsimile machines; wireless electronic mail services; advanced paging techniques; and other wireless communications services. Broadband PCS providers are deploying a large number of low power base stations to take advantage of the radio propagation characteristics of the 2 GHz spectrum. Accordingly, more PCS base stations than cellular base stations are needed to cover a particular area, although PCS facilities cost less than comparable cellular facilities.

     The FCC completed the first auction process for broadband PCS in March 1995. In the Puerto Rico-Virgin Islands MTA, the three high bidders were AT&T, Centennial and PCS 2000, now known as Clear Comm, Inc. Centennial began marketing its PCS services in December 1996 and as of December 31, 1997 had approximately 55,000 subscribers. Centennial's network provides a single seamless system substantially overlapping the Company's system. None of the other PCS licensees have commenced operations, although AT&T has begun limited construction.

     In the D-F block PCS auction, the PRTC and VitelCom, Inc., an affiliate of VitelCellular, Inc., each purchased 10 MHz licenses that cover their respective cellular service areas. Accordingly, after the FCC completes the licensing process, each of these companies will hold 35 MHz of wireless spectrum in their regions. The remaining D, E, and F blocks PCS licenses were acquired by entities which include Sprint Communications Inc. and Omnipoint Corp. in Puerto Rico and the U.S. Virgin Islands.

     In total, the FCC awarded six broadband PCS licenses by auction in each market, with each licensee holding either 10 MHz, 20 MHz, 30 MHz, or 40 MHz of spectrum in service areas larger than most individual cellular markets. Eligible entities are permitted to aggregate up to 45 MHz of commercial mobile radio services spectrum in any given area. Thus, the Company, the PRTC, and VitelCellular, Inc. are eligible to own 20 MHz each of PCS spectrum in their cellular markets. Like cellular licensees, PCS licensees will also be permitted to aggregate markets to create regional and national systems. In addition, the FCC recently modified its rules to permit broadband PCS licensees to disaggregate their spectrum or geographically partition their service areas. Therefore, the auction winners in Puerto Rico and the U.S. Virgin Islands may now sell blocks of their spectrum or portions of their service areas to other competitors.

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

     Cellular telephone systems also face competition from specialized mobile radio ("SMR") systems. Although the rules for SMR service permit interconnection with the landline network, the Company believes that SMR has been most effective as a two-way radio (i.e., dispatch) service. The FCC promulgation of certain rules have permitted SMR companies to overcome certain regulatory limitations and replace analog SMR systems with advanced digital mobile systems known as enhanced SMR ("ESMR"). In 1995 the FCC adopted rules applicable to SMR services in both the 800 and 900 MHz bands that facilitate the growth of seamless regional or national SMR systems. The FCC established 175 economic-areas ("EAs") as the geographic area for licensing the upper 10 MHz block of the 800 MHz SMR band and provided for 3 SMR licenses (120, 60, and 20 channel blocks) per EA for a total of 525 EA licenses. The FCC established a licensing scheme which divided the 900 MHz band into 20 ten-channel blocks in each of 51 MTAs. Similar to other commercial wireless services, 800 Mhz and 900 MHz SMR licensees may construct, operate or modify systems without obtaining prior FCC approval. The FCC has tentatively  scheduled  an  auction  for the  lower 80 MHz  block of 800 MHz SMR spectrum and "general category" channels for the third quarter of 1998. In addition, the FCC has tentatively scheduled an auction of 220 MHz SMR licenses for May 19, 1998. The auction will consist of 908 licenses (3 nationwide, 30 regional economic-area groupings and 875 EA).

     Technological advances in the communications field continue to make it impossible to predict the extent of future competition for cellular services. For example, the FCC has licensed four mobile satellite systems in which
transmissions   from  mobile  units  to  satellites
would augment or replace transmissions to cell sites. There are a number of large, well-financed entities involved in the mobile satellite business. One international investment consortium, Iridium LLC, has stated its intent to provide a cellular-type telephone service via satellite technology that will be available anywhere in the world beginning in September 1998. Iridium also plans to offer a means of roaming among the world's major ground-based cellular phone standards. Other mobile satellite service providers are expected to include Globalstar LP, which has announced its intention to be in operation by 1999, and ICO Global Communications LP. The FCC has also authorized Basic Exchange Telecommunications Radio Service to make basic telephone service more accessible to rural households and businesses.

     Further, various other FCC rulemaking proceedings may affect the manner in which radio frequency spectrum will be allocated among the various potential competitors of cellular service. For example, the FCC has adopted rules allocating 25 MHz below 5 GHz for commercial fixed and mobile radio services which could eventually compete with cellular. The FCC has also adopted rules allocating a portion of the spectrum above 40 GHz for commercial radio service some of which could compete with cellular. There can be no assurance that existing cellular operators will be permitted to receive licenses for such spectrum, or that the adoption of auctions would not increase the cost to the Company of obtaining such licenses or their renewal. In addition, 30 MHz of spectrum in the 2.3 GHz band has been licensed for wireless communication services ("WCS"), and the FCC has adopted rules permitting licensees to offer virtually any wireless service on this band, subject to specific technical rules to prevent interference with services in adjacent bands. Because the FCC has adopted restrictive out-of-band emission limits for WCS spectrum, which it believes will render WCS spectrum technologically infeasible for mobile operations, WCS licensees will probably not present significant competition to the Company's operations for the foreseeable future. Other technological advances or regulatory changes in the future may make available other alternatives to cellular service, thereby creating additional sources of competition.

LOCAL MULTIPOINT DISTRIBUTION SERVICE

     The FCC has allocated two blocks of frequencies in the 28 GHz and 30 GHz bands for Local Multipoint Distribution Service ("LMDS"): Block A, with 1,150 megahertz of spectrum, and Block B, with 150 megahertz. Each block of LMDS spectrum will be licensed in each of 493 Basic Trading Areas ("ETAs") and BTA-like areas in the United States and its territories. Licenses will be awarded to the high bidders in a simultaneous multiple-round auction that began on February 18, 1998. The FCC has adopted liberal service rules for LMDS, permitting any type of two-way communications service on a common carrier or private basis. Because of the propagation characteristics of frequencies in these bands, LMDS is not expected to be used for mobile communications, but is expected to be viable for the transmission of voice, data, and video between multiple fixed points. Plans for LMDS include the use of "cells" that permit frequency reuse within BTAs. One LMDS operator has been using the Block A frequencies to provide multichannel video service in portions of New York City and intends to implement telecommunications services there in the future. Because LMDS may develop into a competitor to local exchange telephone service or cable service or both, incumbent local exchange carriers ("LECs") and cable operators are prohibited from owning Block A LMDS licenses for three years.

     A subsidiary of the Company, Cortelyou Communications Corp. ("Cortelyou"), participated in the LMDS auction and was high bidder for Block A licenses in 15 markets in Ohio totaling approximately 10.5 million Pops for approximately $25 million. Other bidders included affiliates of wireless telecommunications carriers, LECs, and Competitive Local Exchange Carriers ("CLECs") as well as start-up companies, some of which were organized by experienced communications executives. The auction rules provided bidding credits of up to 45% for participants that had, along with their controlling principals and affiliates, revenues below certain levels. Cortelyou did not qualify for any bidding credit. Auction participants were required to submit upfront payments that determined bidding eligibility. In February 1998, Cortelyou submitted an upfront payment of $20 million. FCC rules require high bidders to submit a down payment of 20% of their total bids, adjusted for bidding credits, shortly after the completion of the auction. Funds submitted as upfront payments may be credited toward the down payment. High bidders must also submit "long form" applications demonstrating their qualifications to hold the licenses they have won at auction. The remaining amount of the high bids must be paid within ten business days of the announcement by the FCC that long form applications are acceptable and it is prepared to grant licenses.

     The Company expects that LMDS licensees will use the A Block spectrum for the provision of various voice, data, video, and Internet services to businesses and homes. Such services will be provided in competition to LECs and cable operators who have established networks and customers and who have greater resources than the Company. Nevertheless, recent changes in telecommunications regulation initiated by the Telecommunications Act of 1996 (the "1996 Act") are intended to promote the development of competition in telecommunications and multichannel video distribution services.

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

     The Company's initial operating licenses for its systems were issued in 1988 through 1993. Licenses may be revoked and license renewal applications denied for cause. Prior to the expiration of its license term, each cellular licensee seeking renewal must file an application. Other parties seeking authorization to serve the licensee's market may also file competing applications. The FCC has ruled that an incumbent licensee would receive a "renewal expectancy" if, during its license term, (i) its performance has been "substantial," defined as "sound, favorable, and substantially above a level of mediocre service;" and (ii) it had substantially complied with applicable FCC rules, policies, and the Communications Act. The FCC may award an incumbent its license renewal and not require a full comparative hearing if the incumbent qualifies for a renewal expectancy. If the licensee does not qualify for a renewal expectancy, the FCC will consider all competing applications in a comparative hearing. The FCC may grant an uncontested renewal application without conducting a comparative hearing or finding a renewal expectancy. There can be no assurance that a license will be renewed.

     On January 22, 1998, the Company successfully renewed its licenses for the Ponce and Mayaguez MSAs for additional ten year terms. During 1998, the Company will apply for renewal of its licenses in the San Juan and Aguadilla MSAs, to which it does not expect any significant challenge.

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

     Under FCC rules, the authorized cellular service area for the Company in each of its markets is referred to as the "cellular geographic service area" or "CGSA". The boundaries of the CGSA are determined by a mathematical formula that is a function of transmitting station effective radiated power and antenna height. The CGSA may be coincident with, smaller than, or in some cases larger than the related MSA or RSA boundary. The right to serve areas which fall within the licensee's MSA or RSA but outside of its CGSA is exclusive to such licensee for a period of five years from the grant of its initial construction permit. As licensees serve such areas, their CGSAs will be extended to cover the additional served areas inside the MSA or RSA and, in some cases, area beyond the MSA/RSA boundary. Although overlapping service areas are common, under rules adopted by the FCC in 1993, service area extensions into the CGSA of a neighboring system on the same frequency block must be withdrawn from such CGSA at the request of the neighboring licensee. At the conclusion of the initial five-year construction period any entity, including the licensee, may file with the FCC an application to serve the "unserved areas," of that MSA or RSA which are outside of the licensee's CGSA, subject to certain restrictions. The Company has determined that there are no significant unserved areas within its licensed markets.

     The Communications Act requires telecommunications common carriers to file and maintain with the FCC tariffs describing rates, terms and conditions under which their international and certain interstate telecommunications services are offered to the public. Accordingly, the Company must file tariffs for certain telecommunications services that it proposes to offer.

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

     On February 8, 1996, Congress enacted the 1996 Act, which effected a sweeping overhaul of the Communications Act. In particular, the 1996 Act substantially amended Title II of the Communications Act, which governs common carriers. The 1996 Act imposes a duty on all telecommunications carriers, including cellular, to interconnect with the facilities of other telecommunications carriers. Only incumbent LECs are required to provide "direct" interconnection with their facilities, however. In addition, the 1996 Act requires that interconnection be the subject of good faith negotiations leading to voluntary agreements that must be filed with and approved by state commissions. Moreover, the 1996 Act establishes certain guidelines for the manner in which LECs may charge for providing interconnection services (e.g., tandem switching, transport and termination) and provides that LECs must pay wireless providers, including cellular and paging operators, for termination of landline-originated calls. On September 2, 1997, the Company entered into a new interconnection agreement with the PRTC.

     In exchange for opening their local loops to competition, the 1996 Act permits the Bell Operating Companies ("BOCs"), which previously had been prohibited from providing interLATA services (i.e., long distance services), to provide such services, including, but not limited to, the provision of interLATA services in connection with commercial mobile radio service ("CMRS"). In addition, the 1996 Act permits registered public utilities to provide cellular and other telecommunications services through separate affiliates authorized by the FCC as "exempt telecommunications companies."

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

     A number of parties appealed the FCC's order adopting its interconnection rules in Federal court seeking to vacate some or all of the rules. In a July 18, 1997 decision, the United States Court of Appeals for the Eighth Circuit vacated significant portions of the Interconnection Order, including its provisions governing the pricing of local telecommunications services and unbundled network elements, certain of its unbundling requirements and its "pick and choose" provision (which enabled a telecommunications carrier to demand any term of an incumbent LEC's ("ILEC's") interconnection contract with another carrier). The Eighth Circuit's October 14 decision vacated an FCC rule that obligated ILECs, under certain circumstances, to provide combinations of network elements, rather than provide them individually. This decision may make it more difficult or expensive for competitors to use combinations of ILEC elements. The FCC, numerous interexchange carriers ("IXCs") and various other parties filed petitions for certiorari with the U.S. Supreme Court, which accepted the case for review on January 26, 1998. The Supreme Court is not expected to issue a decision before the end of 1998. Some of the same parties and certain other parties also have asked the FCC to reconsider these and other regulations implementing the Telecommunications Act. On January 22, 1998, the Eighth Circuit Court of Appeals ruled that the FCC cannot apply its local competition pricing rules in reviewing applications of the BOCs for authorization to provide long distance service that originates and certain long distance services that terminate in one of their in-region states. If upheld, this decision could make it somewhat easier for the BOCs to enter the market for in-region long distance services.

     On December 31, 1997, a U.S. District Court judge in Texas held unconstitutional certain sections of the Telecommunications Act, including
Section 271, which prohibits BOCs from providing long distance service that originates (or in certain cases terminates) in one of its in-region states until the BOC has satisfied certain statutory conditions in that state and has received the approval of the FCC. This decision would permit the three BOCs that are parties to the case immediately to begin offering widespread in-region long-distance services. The District Court has granted the request of the FCC and certain IXCs for a stay, and the FCC and certain IXCs have filed appeals of the decision with the U.S. Court of Appeals for the Fifth Circuit.

     Following enactment of the 1996 Act, no CMRS providers, including those owned or affiliated with BOCs, are required to provide equal access to long distance service providers. The 1996 Act, however, does permit the FCC to impose rules requiring CMRS providers to afford subscribers unblocked access to a long distance provider of their choice through the use of carrier identification codes or other mechanisms, but only if the FCC determines that cellular and other CMRS subscribers are being denied access to their chosen long distance providers and that such denial is contrary to the public interest. It cannot be predicted whether the FCC will subsequently order cellular carriers and other CMRS providers to provide such unblocked access.

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

     In addition, pursuant to the 1996 Act the FCC issued new regulations in 1997 regarding the implementation of the universal service program. In 1998, the FCC established a nationwide universal service fund ("USF") to subsidize telecommunications carriers operating in high-cost and rural areas and to help provide telecommunications services to schools and libraries. The company has to pay into the federal high cost/rural fund based upon its interstate gross revenues and into the school/libraries fund based upon its interstate and intra-island gross revenues. The government will reassess the contribution factors for each fund on a quarterly basis. The company's first quarter contribution was approximately $279,000. The company might seek to be certified as eligible to receive money from the USF by the Puerto Rico Telecommunications Regulatory Board (the "Board"). To do so, it must provide certain services to customers in specified areas in Puerto Rico.

     Puerto Rico is currently eligible for contributions from the high cost/rural USF in the amount of approximately $110,000,000. On January 1, 1999, all non-rural telephone companies will receive support from the federal fund based on forward-looking, rather than historical, costs. In addition, the federal government will cover only 25% of the costs and states are expected to collect remaining 75% by establishing state universal service funds. PRTC has estimated that, under the FCC's forward looking proxy models, Puerto Rico's federal universal service funding would decrease to anywhere between $171,000 and $9,000,000. In that case, the Board would likely establish its own USF program. Given the small number of carriers operating in Puerto Rico, each carrier's contribution to the Puerto Rico fund would probably be significantly larger than the current contributions to the federal fund. For this reason, PRTC has requested that the FCC continue to provide Puerto Rico with the funding at current levels until 2001, the date on which rural carriers are required to begin the transition to a forward-looking cost methodology and participate in the 25%-75% federal/state split. It cannot be predicted how the FCC will rule on PRTC's request.

     Subsidiaries of the Company also hold point-to-point common carrier microwave licenses to transport the Company's traffic. These licenses have been issued by the FCC for specified terms, and the licensed facilities, as well as proposed new microwave facilities, must be authorized by the FCC and operated in accordance with the FCC regulations. FCC rules had provided for a universal expiration date every 10 years for all common carrier microwave licenses, regardless of when they had been issued, with the next expiration occurring in February 2001. Under new rules that became effective in August 1996, licensees may select either a full 10-year license term dating from the original issuance, modification or renewal of license or a term of less than 10 years to allow for consolidated renewal application filings. Microwave renewal applications are not subject to comparative proceedings. There can be no assurance that a license will be renewed.

     Alien Ownership. Section 310(b) of the Communications Act places significant restrictions on alien ownership in and involvement with any companies that use electromagnetic spectrum frequencies under the FCC's broadcast or common carrier authority. Section 310(b)(3) of the Communications Act places an absolute prohibition on aliens owning or voting more than 20 percent of the capital stock of any corporation holding such a license. Section 310(b)(4) prohibits aliens from owning or voting more than 25% of the capital stock of any holding company of such a corporate licensee. The FCC has statutory discretion to refrain from applying the holding company proscriptions of Section 310(b)(4) in a particular case if it determines that doing so would not adversely affect the public interest. Since February 9, 1998, FCC rules have provided for a rebuttable presumption that greater than 25% indirect ownership or control of a common carrier licensee by citizens or companies from a country that is a signatory to the Telecommunications Annex to the World Trade Organization General Agreement on Trade in Services ("WTO Agreement") serves the public interest. With regard to investors from countries that are not signatories to the WTO Agreement, the FCC continues to apply an "effective competitive opportunities" ("ECO") test. Under this ECO test, if U.S. investors are permitted to own an interest greater than 25% in a communications carrier offering similar services in the alien investor's home market and such market satisfies certain other open competition criteria, the FCC will generally permit that alien to own an equivalent interest in a U.S.-licensed common carrier. Other factors, such as the promotion of competition in the U.S. market and U.S. national security concerns, may affect this determination. Through examination of a recent list of the record holders of the outstanding stock, the Company is not aware of alien ownership of its outstanding stock that would cause it to be in violation of the Communications Act. However, a large percentage of the Common Stock is held in nominee name and, accordingly, the Company is not aware of the citizenship of the actual beneficial owners of such shares.

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

     On March 2, 1998, the FCC approved the withdrawal by the Company of a petition which it had filed with the FCC alleging, among other things, that the P.R. Telecom Act constitutes impermissible regulation of CMRS providers by enacting numerous statutory provisions that operate as barriers to entry and to the continued participation of CMRS providers in Puerto Rico.

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

     Media reports have suggested that certain radio frequency emissions from portable cellular telephones might be linked to cancer. The Cellular Telecommunications Industry Association, as a result of industry concern, has asked the Federal Food and Drug Administration and the Environmental Protection Agency to appoint a panel of experts to review and revalidate the previously existing research that established the safety of cellular telephones, and which had resulted in an FCC determination in 1987 that microwave and cellular radio transmissions did not pose a material health hazard. The FCC enforces standards governing the emission of electromagnetic frequencies, including those used by cellular systems and portable cellular telephones. The Company believes that its facilities and all cellular telephones currently marketed and in use by its subscribers comply with those standards.

CUSTOMER DEPENDENCE AND SEASONALITY

     The Company is not dependent upon any single customer for any significant portion of its business. The Company's business, as well as the cellular communications industry, is not generally characterized as having a material seasonal element and it is not expected to become seasonal in the foreseeable future.

EMPLOYEES

     As of December 31, 1997, the Company and its subsidiaries had an aggregate of approximately 750 employees. No employees are represented by any labor organization. The Company believes that its relationship with its employees is excellent.

ITEM 2.  PROPERTY
-----------------

     Certain of the Company's subsidiaries lease office space, sales and service centers and warehouse space in the Commonwealth of Puerto Rico and in the U.S. Virgin Islands. In addition, certain subsidiaries either own or lease transmitter sites and lease a cellular switch site. The loss of any of these leases, either because of a failure to obtain a renewal of a lease or for any reason not known or anticipated by the Company, could have an adverse effect on the Company's cellular operations until a substitute site could be found.

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

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

     The Company is involved in various disputes, arising in the ordinary course of business, which may result in pending or threatened litigation. The Company's management expects no material adverse effect on the Company's financial condition to result from these matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS
--------------------------------------------------------

     No matter was submitted to a vote of security holders of the Company during the quarter ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.
-------------------------------------------------------------------------

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

                                                       LAST SALE PRICE
                                                   HIGH                LOW
                                              ----------------------------------
        1996
        ----
        First Quarter                             $28.50              $22.88
        Second Quarter                             32.50               26.00
        Third Quarter                              32.65               24.75
        Fourth Quarter                             26.25               19.25

        1997
        ----
        First Quarter                              21.50               14.50
        Second Quarter                             18.50               14.00
        Third Quarter                              16.75               14.00
        Fourth Quarter                             16.50               10.00

        1998
        ----
        First Quarter (through March 20)           15.38               10.50


     On March 20, 1998, the last sales price for the Common Stock on the Nasdaq Stock Market's National Market was $14.625. As of March 20, 1998, there were approximately 322 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee names.

     The Company has never declared or paid any cash dividends on the Common Stock. The Company anticipates that it will retain earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following table sets forth certain financial data for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.


                                                                               YEAR ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------------------
                                                       1997             1996             1995             1994              1993
                                                   ------------------------------------------------------------------------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

INCOME STATEMENT DATA:
    Revenues                                       $ 148,494         $ 133,818        $ 108,668        $ 67,141         $  29,146
    Operating expenses                               130,969           115,817           97,647          65,187            42,023
    Operating income (loss)                           17,525            18,001           11,021           1,954           (12,877)
    Income (loss) before extraordinary item           (2,014)            5,114           (1,451)         (4,812)          (18,731)
    Net income (loss)                                 (5,340)            5,114           (1,451)         (4,812)          (18,731)
    Income (loss) per common share before
      extraordinary item:
       Basic                                            (.15)              .39             (.13)           (.49)            (1.93)
       Diluted                                          (.15)              .36             (.13)           (.49)            (1.93)
    Net income (loss) per common share:
       Basic                                            (.40)              .39             (.13)           (.49)            (1.93)
       Diluted                                          (.40)              .36             (.13)           (.49)            (1.93)
    Weighted average number of common shares:
       Basic                                          13,075            13,196           11,070           9,867             9,699
       Diluted                                        13,075            14,027           11,070           9,867             9,699

                                                                                       DECEMBER 31,
                                                   ------------------------------------------------------------------------------
                                                        1997             1996             1995 (1)         1994            1993
                                                   ------------------------------------------------------------------------------
BALANCE SHEET DATA:
     Working capital                               $  72,562         $  11,078        $  12,444        $  10,808        $  18,658
     Property, plant and equipment-net               128,451            97,945           75,769           55,077           42,653
     Total assets                                    397,276           300,722          256,997          231,371          218,669
     Long-term debt                                  200,000           115,000           90,000          101,212           95,506
     Shareholders' equity                            156,861           162,608          144,152          112,784          111,621


(1) In 1995, the $40,000,000 principal amount Convertible Senior Subordinated Notes were converted into approximately 2,778,000 shares of common stock.

The Company did not declare or pay any cash dividends during the periods indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
-------------------------------------------------------------------------

     Prior to January 31, 1997, CoreComm Incorporated ("CoreComm" or the "Company") was known as Cellular Communications of Puerto Rico, Inc. ("CCPR"). On January 31, 1997, CCPR effected a corporate restructuring whereby shareholders of CCPR became shareholders of CoreComm on a one-for-one basis upon the completion of a merger of CCPR with and into a subsidiary of CoreComm. As a result of this restructuring, CoreComm replaced CCPR as the publicly traded entity and CCPR became a wholly-owned subsidiary of CoreComm.

                              RESULTS OF OPERATIONS

Years Ended December 31, 1997 and 1996
--------------------------------------

     Service revenue increased to $131,882,000 from $119,839,000 as a result of subscriber growth. Lower average revenue of new prepaid subscribers, a migration of subscribers to less expensive rate plans, and a decrease in minutes of use of existing subscribers resulted in average monthly revenue per cellular subscriber for the year ended December 31 decreasing to $62 in 1997 from $73 in 1996. Ending subscribers were 196,400 and 159,300 as of December 31, 1997 and 1996, respectively. Ending pagers in use were 49,000 and 31,000 as of December 31, 1997 and 1996, respectively.

     The loss from equipment, before depreciation of rental equipment, decreased to $2,477,000 from $3,983,000 primarily because the Company is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this decrease.

     Operating expenses decreased to $14,949,000 from $15,214,000 primarily due to a reduction in interconnection charges offset by additional costs associated with the expanded network (including paging operations). Operating expenses as a percentage of service revenue decreased to 11.3% in 1997 from 12.7% in 1996.

     Late in the fourth quarter of 1997, the Puerto Rico Telecommunications Regulatory Board announced that the proposed retroactive application of a universal service charge to January 1997 had been eliminated. As a result, in the fourth quarter, subsidiaries of the Company reversed a $1,644,000 expense accrual for this proposed charge which had been recorded in operating expenses during the prior quarters of 1997. The Company anticipates that any universal service charge adopted in Puerto Rico in 1998 will not be retroactive.

     Selling, general and administrative expenses increased to $71,271,000 from $63,223,000 as a result of increased selling and marketing to increase the customer base and additional personnel to service the expanding customer base. Increases in property taxes and subscriber billing expense also contributed to this increase. The increases in selling and marketing costs, personnel costs, property taxes and subscriber billing expense were 42%, 18%, 8% and 11%, respectively, of the total $8,048,000 increase.

     Depreciation of rental equipment increased to $855,000 from $521,000 due to an increase in the number of rental pagers.

     Depreciation expense increased to $18,390,000 from $12,710,000 primarily because of an increase in property, plant and equipment.

     Amortization expense increased to $6,415,000 from $6,187,000 primarily due to increases in license acquisition costs.

     Interest income and other, net, increased to $2,020,000 from $646,000 primarily due to an increase in interest income on short term investments.

     Interest expense increased to $19,400,000 from $8,181,000 as a result of the increase in long-term debt at a higher effective interest rate.

     The provision for income taxes decreased to $2,159,000 from $5,352,000 primarily as a result of a decrease in Puerto Rico or U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

     In connection with the termination of the bank loan, the Company recorded an extraordinary loss of $4,067,000 ($3,326,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.

Years Ended December 31, 1996 and 1995
--------------------------------------

     Service revenue increased to $119,839,000 from $94,409,000 as a result of subscriber growth that increased the Company's current revenue stream. Average monthly revenue per subscriber decreased to $73 in 1996 from $86 in 1995. Ending subscribers were 159,300 and 115,500 as of December 31, 1996 and 1995, respectively.

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

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company requires capital to expand its cellular and paging network, for debt service and potentially, for the acquisition and development of additional wireless licenses or communications businesses. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $26,300,000 in 1998 for contemplated additions to the cellular network, the paging network and for other non-cell site related capital expenditures. The Company's commitments at December 31, 1997 of $4,100,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company expects to be able to meet these requirements with cash, cash equivalents and marketable securities on hand and cash from operations.

     A subsidiary of the Company, Cortelyou Communications Corp., was the successful bidder, for an aggregate of approximately $25,200,000, for 15 Block A LMDS licenses in Ohio. Auction participants were required to submit upfront payments that determined their bidding eligibility. In February 1998, Cortelyou submitted an upfront payment of $20,000,000. FCC rules require the high bidders to submit a down payment of 20% of their total bids, adjusted for bidding credits, shortly after the completion of the auction. Upfront payments may be credited toward the down payment. High bidders must also submit an application demonstrating their qualifications to hold the licenses they won at auction. The remaining amount of the high bids must be paid within ten business days of the announcement by the FCC that an application was accepted.

     In March 1998, the Company entered into an agreement to acquire a reseller of centrex services in Cleveland, Ohio for an aggregate purchase price of $2,000,000. This acquisition is subject to regulatory approval.

     In January 1998, a wholly-owned indirect subsidiary of the Company purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA 4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. The promissory note bears interest at 7.95% per annum payable semiannually beginning in July 1998 and the principal is payable in January 2003.

     In January 1997, a wholly-owned subsidiary of CCPR, CCPR Services, Inc. ("Services") issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by CCPR. CCPR and Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan. The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually as of August 1, 1997. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain convenants with respect to Services, CCPR and certain subsidiaries that limit their ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments (except for dividend payments to CCPR and an aggregate of up to $100,000,000 to be used for dividends or restricted payments to the Company),
(iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

     In April 1995, CCPR and Services entered into a $200,000,000 revolving credit facility with various banks. The line of credit was available until March 31, 1999, on which date it would have converted into a term loan with principal payments based on an amortization schedule until September 30, 2003.

     In April 1996, the Board of Directors authorized the repurchase of up to an additional 750,000 shares of the Company's common stock through open market purchases as market conditions warrant. This repurchase plan is in addition to a previously announced repurchase plan for up to 250,000 shares. As of December 31, 1997, the Company has repurchased 590,000 shares for an aggregate of $15,207,000, of which 207,000 shares that cost an aggregate of $6,145,000 were retired.

     Cash provided by operating activities was $28,998,000 and $28,912,000 for the years ended December 31, 1997 and 1996, respectively. Purchases of property, plant and equipment of $40,259,000 in 1997 were primarily for additional cell sites and increased capacity in the Company's cellular and paging systems.

     Write-offs of accounts receivable, net of recoveries as a percentage of service revenue was 6.7% for the year ended December 31, 1997 compared to 5.8% for the year ended December 31, 1996. This percentage increased because the Company and its subsidiaries have attracted and continue to attract new segments of the market. The Company and its subsidiaries continue to attempt to reduce this percentage by improving credit procedures and instituting innovative forms of payment such as prepaid billing.

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

YEAR 2000

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing both the internal readiness of its computer systems and the compliance of the computer systems of certain significant customers and vendors for handling the year 2000. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material adverse effect on the Company. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on the Company. In addition, the failure of certain of the Company's significant customers and vendors to address the year 2000 issue could have a material adverse effect on the Company.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
------------------------------------------------------------------

     The Company is required to provide these disclosures in its Annual Report on Form 10-K for the year ending December 31, 1998.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
---------------------------------------------------

     The Financial Statements are included herein commencing on page F-1.

     The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996.

                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    1997
                                                                             THREE MONTHS ENDED
                                                    --------------------------------------------------------------
                                                     MARCH 31         JUNE 30       SEPTEMBER 30      DECEMBER 31
                                                    --------------------------------------------------------------
Revenues                                            $ 37,271         $ 38,438         $ 36,213         $ 36,572
Operating income                                       5,013            5,339            1,691            5,482
Income (loss) before extraordinary item                  404            1,527           (2,529)          (1,416)
Net income (loss)                                     (3,426)           1,515           (2,646)            (783)
Income (loss) per common share before
   extraordinary item:
   Basic                                                 .03              .12             (.19)            (.11)
   Diluted                                               .03              .12             (.19)            (.11)
Net income (loss) per common share:
   Basic                                                (.26)             .12             (.20)            (.06)
   Diluted                                              (.26)             .11             (.20)            (.06)


                                                                                 1996
                                                                          THREE MONTHS ENDED
                                                    --------------------------------------------------------------
                                                     MARCH 31         JUNE 30        SEPTEMBER 30     DECEMBER 31
                                                    --------------------------------------------------------------
Revenues                                            $ 31,476         $ 31,714         $ 34,914         $ 35,714
Operating income                                       4,734            2,120            5,233            5,914
Net income (loss)                                      1,289             (248)           2,273            1,800
Income (loss) per common share:
   Basic                                                 .10             (.02)             .17              .14
   Diluted                                               .09             (.02)             .16              .13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
-----------------------------------------------------------------------

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

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
------------------------------------------------------------------------

  (a)(1)  Financial Statements - See list of Financial Statements on page F-1.

     (2) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

     (3)  Exhibits - See Exhibit Index on page 29.

  (b) Reports on Form 8-K. The Company filed no current reports on Form 8-K for the quarter ended December 31, 1997.

  (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

  (d) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

                                  EXHIBIT INDEX

Exhibit No.
----------

   2 Agreement and Plan of Merger, dated as of January 31, 1997 by and among CCPR, the Company and CoreComm Sub, Inc. (Incorporated by reference from Exhibit 2, 1996 Form 10-K, File Number 19869-99)

   3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference from Exhibit 3.1, 1996 Form 10-K, File Number 19869-99)

   3.2 By-laws of the Company. (Incorporated by reference from Exhibit 3.2, 1996 Form 10-K, File Number 19869-99)

   4.1    Specimen of Common Stock Certificate.  (Incorporated by reference from
          Exhibit 4.1, 1996 Form 10-K, File Number 19869-99)

   4.2 Certificate of Designation with respect to the Series A Junior Participating Preferred Stock of the Registrant (Incorporated by reference to Exhibit 4.1, File Number 33-44420)

   4.3 Rights Agreement, dated as of January 24, 1992, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, as amended by Amendment No. 1 dated January 31, 1997. (Incorporated by reference from Exhibit 4.2, 1996 Form 10-K, File Number 19869-99)

   4.4 Indenture dated as of January 31, 1997 by and between Services, CCPR and The Chase Manhattan Bank, N.A. (Incorporated by reference from
          Exhibit 4.3, 1996 Form 10-K, File Number 19809-99).

   4.5 Registration Rights Agreement dated as of January 31, 1997, by and among Services, CCPR and Donaldson, Lufkin & Jenrette Securities Corporation, Salomon Brothers Inc and Wasserstein Perella Securities, Inc. (Incorporated by reference from Exhibit 4.8, 1996 Form 10-K, File Number 19869-99)

   10.1 Partnership Agreement relating to San Juan Cellular Telephone Company. (Incorporated by reference to Exhibit 10.4, File Number 33-44420)

   10.2 Tax Sharing Agreement dated as of January 31, 1997 by and among the Company, CCPR and CCPR Services. (Incorporated by reference from
          Exhibit 10.2, 1996 Form 10-K, File Number 19869-99)

   10.3 Tax Sharing Agreement, dated as of January 24, 1992 between the Company and Cellular Communications, Inc. (Incorporated by reference to Exhibit 10.8, File Number 33-44420)

   10.4 Form of Administration and Management Agreement between CCPR Services, Inc., on the one hand and, on the other hand, individually, each of Aguadilla Cellular Telephone

          Company, Inc., CCI PR RSA, Inc., Cellular Communications of Arecibo, Inc., Cellular Ponce, Inc., Gamma Communications, Mayaguez Cellular Telephone Co., Inc., San Juan Cellular Telephone Company and Star Associates, Inc. (Incorporated by reference to Exhibit 10.9, File Number 33-44420)

   10.5 Agreement dated as of January 31, 1997, by and between CCPR and CCPR Services, Inc. (Incorporated by reference to Exhibit 10.7, 1996 Form 10-K, File Number 19869-99).

   10.6 Compensation Plan Agreements, as amended and restated effective May 1, 1997.

   11     Statement re computation of per share earnings

   21     Subsidiaries of the Registrant

   23     Consent of Ernst & Young LLP

   27.1   Financial Data Schedule, for the year ended December 31, 1997

   27.2   Restated Financial Data Schedule,  for the quarter ended September 30,
          1997

   27.3   Restated Financial Data Schedule, for the quarter ended June 30, 1997

   27.4   Restated Financial Data Schedule, for the quarter ended March 31, 1997

   27.5   Restated Financial Data Schedule, for the year ended December 31, 1996

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 26, 1998

                                            CORECOMM INCORPORATED


                                            By: /s/ Stanton N. Williams
                                            ------------------------------------
                                                    Stanton N. Williams
                                                    Vice President and Chief
                                                       Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                        Title                            Date
---------                        -----                            ----

 /s/ George S. Blumenthal        Principal Executive Officer      March 26, 1998
----------------------------     and Director
George S. Blumenthal


 /s/ J. Barclay Knapp            Principal Operating Officer      March 26, 1998
----------------------------     and Director
J. Barclay Knapp


 /s/ Stanton N. Williams         Principal Financial Officer      March 26, 1998
----------------------------
Stanton N. Williams


 /s/ Gregg Gorelick              Principal Accounting Officer     March 26, 1998
----------------------------
Gregg Gorelick


 /s/ Sidney R. Knafel            Director                         March 26, 1998
----------------------------
Sidney R. Knafel

 /s/ Del Mintz                   Director                         March 26, 1998
----------------------------
Del Mintz


 /s/ Alan J. Patricof            Director                         March 26, 1998
----------------------------
Alan J. Patricof


 /s/ Warren Potash               Director                         March 26, 1998
----------------------------
Warren Potash

                         Form 10-K - Item 14(a)(1) and (2)

                     CoreComm Incorporated and Subsidiaries

                   Index to Consolidated Financial Statements
                        and Financial Statement Schedule

The following consolidated financial statements and schedule of CoreComm Incorporated and subsidiaries are included in Item 8:

Report of Independent Auditors............................................   F-2
Consolidated Balance Sheets - December 31, 1997 and 1996..................   F-3
Consolidated Statements of Operations - Years Ended
   December 31, 1997, 1996 and 1995.......................................   F-4
Consolidated Statement of Shareholders' Equity - Years Ended
   December 31, 1997, 1996 and 1995.......................................   F-5
Consolidated Statements of Cash Flows - Years Ended
   December 31, 1997, 1996 and 1995.......................................   F-6
Notes to Consolidated Financial Statements................................   F-8

The following consolidated financial statement schedule of CoreComm Incorporated and subsidiaries is included in Item 14(d):

Schedule II  -  Valuation and Qualifying Accounts.........................  F-22

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         Report of Independent Auditors



Shareholders and Board of Directors
CoreComm Incorporated

We have audited the accompanying consolidated balance sheets of CoreComm Incorporated and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoreComm Incorporated and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP


San Juan, Puerto Rico
February 27, 1998, except for the
last two paragraphs of Note 1, as
to which the date is March 25, 1998

                     CoreComm Incorporated and Subsidiaries

                           Consolidated Balance Sheets

                                                                                   DECEMBER 31
                                                                            1997                 1996
                                                                       ---------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $  11,783,000       $   2,307,000
   Marketable securities                                                  62,666,000           5,917,000
   Accounts receivable - trade, less allowance for doubtful
     accounts of $2,106,000 (1997) and $3,767,000 (1996)                  19,043,000          20,034,000
   Equipment inventory                                                     2,882,000           2,912,000
   Prepaid expenses and other current assets                               7,147,000           3,022,000
                                                                       ---------------------------------
Total current assets                                                     103,521,000          34,192,000

Property, plant and equipment, net                                       128,451,000          97,945,000
Unamortized license acquisition costs                                    157,467,000         162,822,000
Deferred financing costs, less accumulated amortization
   of $584,000 (1997) and $1,065,000 (1996)                                6,206,000           4,118,000
Other assets, less accumulated amortization of
   $1,088,000 (1997) and $723,000 (1996)                                   1,631,000           1,645,000
                                                                       ---------------------------------
                                                                       $ 397,276,000       $ 300,722,000
                                                                       =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $   6,873,000       $   7,364,000
   Accrued expenses                                                       11,730,000          10,889,000
   Due to NTL Incorporated                                                    71,000             102,000
   Interest payable                                                        8,333,000           1,678,000
   Deferred revenue                                                        3,952,000           3,081,000
                                                                       ---------------------------------
Total current liabilities                                                 30,959,000          23,114,000

Long-term debt                                                           200,000,000         115,000,000
Obligation under capital lease                                             9,456,000                   -
Commitments and contingent liabilities

Shareholders' equity:
   Series preferred stock - $.01 par value; authorized 2,500,000
     shares; issued and outstanding none                                           -                   -
   Common stock - $.01 par value; authorized 30,000,000 shares;
     issued 13,565,000 (1997) and 13,432,000 (1996) shares                   136,000             134,000
   Additional paid-in capital                                            226,490,000         226,160,000
   (Deficit)                                                             (60,703,000)        (55,363,000)
                                                                       ---------------------------------
                                                                         165,923,000         170,931,000
   Treasury stock - at cost, 383,000 (1997)
      and 343,000 (1996) shares                                           (9,062,000)         (8,323,000)
                                                                       ---------------------------------
                                                                         156,861,000         162,608,000
                                                                       ---------------------------------
                                                                       $ 397,276,000       $ 300,722,000
                                                                       =================================

See accompanying notes.

                     CoreComm Incorporated and Subsidiaries

                      Consolidated Statements of Operations


                                                                      YEAR ENDED DECEMBER 31
                                                           1997                1996               1995
                                                      ----------------------------------------------------
Revenues:
   Service revenue                                    $ 131,882,000       $ 119,839,000      $  94,409,000
   Equipment revenue                                     16,612,000          13,979,000         14,259,000
                                                      ----------------------------------------------------
                                                        148,494,000         133,818,000        108,668,000
                                                      ----------------------------------------------------
Costs and expenses:
   Cost of equipment sold                                19,089,000          17,962,000         20,635,000
   Operating expenses                                    14,949,000          15,214,000         10,207,000
   Selling, general and administrative expenses          71,271,000          63,223,000         51,148,000
   Depreciation of rental equipment                         855,000             521,000            225,000
   Depreciation expense                                  18,390,000          12,710,000          9,638,000
   Amortization expense                                   6,415,000           6,187,000          5,794,000
                                                      ----------------------------------------------------
                                                        130,969,000         115,817,000         97,647,000
                                                      ----------------------------------------------------
Operating income                                         17,525,000          18,001,000         11,021,000

Other income (expense):
   Interest income and other, net                         2,020,000             646,000            358,000
   Interest expense                                     (19,400,000)         (8,181,000)        (8,501,000)
                                                      ----------------------------------------------------
Income before income tax provision,
    minority interests and extraordinary item               145,000          10,466,000          2,878,000
Income tax provision                                     (2,159,000)         (5,352,000)        (4,007,000)
                                                      ----------------------------------------------------
Income (loss) before minority interests and
    extraordinary item                                   (2,014,000)          5,114,000         (1,129,000)
Minority interests                                                -                   -           (322,000)
                                                      ----------------------------------------------------
Income (loss) before extraordinary item                  (2,014,000)          5,114,000         (1,451,000)
Loss from early extinguishment of debt, net of
   income tax benefit of $741,000                        (3,326,000)                  -                  -
                                                      ----------------------------------------------------

Net income (loss)                                     $  (5,340,000)      $   5,114,000      $  (1,451,000)
                                                      ====================================================

Earnings per common share:
    Income (loss) before extraordinary item                   $(.15)               $.39              $(.13)
    Extraordinary item                                         (.25)                  -                  -
                                                      ----------------------------------------------------
    Net income (loss)                                         $(.40)               $.39              $(.13)
                                                      ====================================================

Earnings per common share-assuming dilution:
    Income (loss) before extraordinary item                   $(.15)               $.36              $(.13)
    Extraordinary item                                         (.25)                  -                  -
                                                      ----------------------------------------------------
    Net income (loss)                                         $(.40)               $.36              $(.13)
                                                      ====================================================

See accompanying notes.

                     CoreComm Incorporated and Subsidiaries

                 Consolidated Statement of Shareholder's Equity



                                              COMMON STOCK              ADDITIONAL                           TREASURY STOCK
                                       ----------------------------      PAID-IN                       ---------------------------
                                          SHARES         AMOUNT          CAPITAL         (DEFICIT)        SHARES         AMOUNT
                                       -------------------------------------------------------------------------------------------
Balance, December 31, 1994             10,000,000      $ 100,000      $ 171,710,000     $ (59,026,000)

Exercise of stock options                  25,000                           385,000
Conversion of Senior
   Subordinated Notes                   2,778,000         28,000         38,551,000
Common stock repurchased, at cost                                                                         (207,000)    $(6,145,000)
Net loss for the year ended
   December 31, 1995                                                                       (1,451,000)
                                       -------------------------------------------------------------------------------------------
Balance, December 31, 1995             12,803,000        128,000        210,646,000       (60,477,000)    (207,000)     (6,145,000)

Shares issued for interests
     in cellular license                  820,000          8,000         21,528,000
Exercise of stock options                  16,000                           129,000
Common stock repurchased, at cost                                                                         (343,000)     (8,323,000)
Retirement of Treasury Stock             (207,000)        (2,000)        (6,143,000)                       207,000       6,145,000
Net income for the year ended
   December 31, 1996                                                                        5,114,000
                                       -------------------------------------------------------------------------------------------
Balance, December 31, 1996             13,432,000        134,000        226,160,000       (55,363,000)    (343,000)     (8,323,000)

Exercise of stock options                 133,000          2,000            330,000
Common stock repurchased, at cost                                                                          (40,000)       (739,000)
Net loss for the year ended
    December 31, 1997                                                                      (5,340,000)
                                       -------------------------------------------------------------------------------------------
Balance, December 31, 1997             13,565,000      $ 136,000      $ 226,490,000     $ (60,703,000)    (383,000)    $(9,062,000)
                                       ===========================================================================================




See accompanying notes.

                     CoreComm Incorporated and Subsidiaries

                      Consolidated Statements of Cash Flows


                                                                                      YEAR ENDED DECEMBER 31
                                                                          1997                 1996                 1995
                                                                   --------------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                  $   (5,340,000)       $   5,114,000        $  (1,451,000)
Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                                     25,660,000           19,418,000           15,657,000
     Provision for losses on accounts receivable                        7,146,000            7,520,000            6,603,000
     Loss on disposal of property, plant and equipment                  1,873,000              371,000              416,000
     Loss from early extinguishment of debt                             4,067,000                    -                    -
     Minority interests                                                         -                    -              322,000
     Interest paid to Cellular Communications of  Ohio, Inc.                    -                    -          (12,978,000)
     Changes in operating assets and liabilities net of
       effects from business acquisitions:
         Accounts receivable                                           (6,155,000)          (9,625,000)         (15,000,000)
         Equipment inventory                                               30,000            3,476,000           (4,163,000)
         Prepaid expenses and other current assets                     (4,125,000)            (422,000)          (1,484,000)
         Other assets                                                    (265,000)            (292,000)            (461,000)
         Accounts payable                                              (1,008,000)           2,497,000           (2,400,000)
         Accrued expenses                                                (380,000)            (227,000)           5,004,000
         Interest payable                                               6,655,000            1,063,000             (760,000)
         Deferred revenue                                                 871,000              227,000            1,237,000
         Due to Cellular Communications of Ohio, Inc.                           -                    -            1,683,000
         Due to Cellular Communications, Inc.                                   -             (310,000)              (4,000)
         Due to NTL Incorporated                                          (31,000)             102,000                    -
                                                                   --------------------------------------------------------
Net cash provided by (used in) operating activities                    28,998,000           28,912,000           (7,779,000)

INVESTING ACTIVITIES
Purchase of marketable securities                                    (132,016,000)         (18,653,000)          (2,058,000)
Proceeds from maturities of marketable securities                      75,267,000           12,736,000           11,057,000
Purchase of property, plant and equipment                             (40,259,000)         (36,564,000)         (30,725,000)
Cost of cellular license interests                                       (146,000)          (5,811,000)                   -
                                                                   --------------------------------------------------------
Net cash (used in) investing activities                               (97,154,000)         (48,292,000)         (21,726,000)

FINANCING ACTIVITIES
Proceeds from borrowings, net of financing costs                      193,233,000           52,000,000          121,946,000
Principal payments                                                   (115,000,000)         (28,975,000)         (37,000,000)
Principal payments of capital lease obligation                           (194,000)                   -                    -
Additional deferred financing costs                                             -              (22,000)                   -
Repayment of amount due to Cellular Communications of Ohio, Inc.                -                    -          (47,942,000)
Proceeds from exercise of stock options                                   332,000              129,000              385,000
Purchase of treasury stock                                               (739,000)          (8,323,000)          (6,145,000)
Distribution to minority interests holders                                      -           (1,172,000)                   -
                                                                   --------------------------------------------------------
Net cash provided by financing activities                              77,632,000           13,637,000           31,244,000
                                                                   --------------------------------------------------------
Increase (decrease) in cash and cash equivalents                        9,476,000           (5,743,000)           1,739,000
Cash and cash equivalents at beginning of year                          2,307,000            8,050,000            6,311,000
                                                                   --------------------------------------------------------
Cash and cash equivalents at end of year                           $   11,783,000        $   2,307,000        $   8,050,000
                                                                   ========================================================

                     CoreComm Incorporated and Subsidiaries


                                                                                    YEAR ENDED DECEMBER 31
                                                                        1997                  1996                 1995
                                                                   ---------------------------------------------------------
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest exclusive
     of amounts capitalized                                        $ 12,745,000          $  7,118,000         $ 20,556,000
   Income taxes paid                                                  4,423,000             7,239,000              620,000

Supplemental schedule of noncash investing activities:
   Liabilities incurred to acquire property, plant and
     equipment                                                     $  3,038,000          $  1,595,000         $  2,381,000
   Capital lease obligation incurred to acquire
     office building                                                  9,922,000                     -                    -
   Common stock issued to acquire cellular license interests                  -            21,536,000                    -

Supplemental schedule of noncash financing activities:
   Conversion of Senior Subordinated Notes, net of
     unamortized deferred financing costs of $1,421,000            $          -          $          -         $ 38,579,000



See accompanying notes.

                     CoreComm Incorporated and Subsidiaries
                   Notes to Consolidated Financial Statements


1.  ORGANIZATION AND NATURE OF OPERATIONS

In January 1997, CoreComm Incorporated (the "Company") was formed, and a subsidiary of the Company was merged with and into Cellular Communications of Puerto Rico, Inc. ("CCPR"). Upon the merger, CCPR became a wholly-owned subsidiary of the Company and shareholders of CCPR became shareholders of the Company on a one for one basis.

The Company, through its subsidiaries, owns licenses to operate cellular telephone and paging systems in Puerto Rico and in the U.S. Virgin Islands.
Based on service revenues, the predominant line of business is cellular telephone services. The Company's business is currently dependent on the trends in the use of cellular telephone and paging services and is subject to economic, social, political and governmental conditions in Puerto Rico and the U.S. Virgin Islands. The sale of cellular and paging services in each of the Company's markets is becoming increasingly competitive. The Company previously had one cellular competitor in each market, but it now has many wireless competitors due to the introduction of broadband personal communications services ("PCS") on frequencies auctioned by the Federal Communications Commission ("FCC") and specialized mobile radio ("SMR") services on existing SMR frequencies. Increased competition has resulted in pricing pressure, which contributes to lower revenues per customer and higher customer acquisition costs.

A subsidiary of the Company, Cortelyou Communications Corp. ("Cortelyou"), was the successful bidder, for an aggregate of approximately $25,200,000, for 15 Block A Local Multipoint Distribution Service ("LMDS") licenses in Ohio. The FCC has allocated two blocks of frequencies (Block A and Block B) to be licensed in each of the 493 Basis Trading Areas in the United States and its territories based on an auction that commenced in February 1998 and ended in March 1998. LMDS frequencies are expected to be used for the provision of voice, data, video and Internet services to businesses and homes in competition with incumbent local exchange telephone companies and/or cable television operators. High bidders must submit an application demonstrating their qualifications to hold the licenses they won at auction. The high bids must be paid within ten business days of the announcement by the FCC that an application was accepted.

In March 1998, the Company entered into an agreement to acquire a reseller of centrex services in Cleveland, Ohio for an aggregate purchase price of $2,000,000. This acquisition is subject to regulatory approval.

                     CoreComm Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


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

LICENSE ACQUISITION COSTS

The FCC grants the license to operate a cellular telephone system in a Metropolitan Service Area or a Rural Service Area. Costs incurred to obtain FCC licenses have been deferred and are being amortized by the straight-line method over ten years. In connection with the purchase of license interests, the excess of purchase price paid over the fair value of tangible assets acquired has been classified as license acquisition costs which are amortized through charges to operations by the straight-line method over 40 years. License acquisition costs are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

NET INCOME (LOSS) PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

REVENUE RECOGNITION

Service revenue is recognized at the time services are rendered. Charges for services that are billed in advance are deferred and recognized when earned. Equipment sales are recorded when the equipment is shipped to the customer. Rental revenue is billed and recognized on a monthly basis.

                     CoreComm Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less.

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a separate component of shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary will be included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

Marketable   securities  at  December  31,  1997  consisted  of  corporate  debt securities. Marketable securities at December 31, 1996 consisted of U.S. Treasury securities and obligations of U.S. government agencies. During the years ended December 31, 1997, 1996 and 1995, there were no realized gains or losses on sales of securities. As of December 31, 1997 and 1996, there were no unrealized gains or losses on securities. All of the marketable securities as of December 31, 1997 had a contractual maturity of less than one year.

EQUIPMENT INVENTORY

Equipment inventory is stated at the lower of cost (first-in, first-out method) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is stated at cost. Depreciation is computed by the straight-line method over the estimated useful lives of the assets. Estimated useful lives are as follows: office building - 15 years, operating equipment - 7 to 25 years, office furniture and other equipment - 1 to 5 years, and rental equipment - 2 years.

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

                     CoreComm Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


2.  SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CAPITALIZED INTEREST

Interest is capitalized as a component of the cost of property, plant and equipment constructed. In 1997, 1996 and 1995, interest of $415,000, $198,000 and $119,000, respectively, was capitalized.

DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred relating to the issuance of debt and are amortized over the term of the related debt.

ADVERTISING

The Company charges the cost of advertising to expense as incurred. Advertising expense for the years ended December 31, 1997, 1996 and 1995 was $3,667,000, $3,025,000, and $2,808,000 respectively.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its plans.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in the first interim period for its fiscal year ending December 31, 1998.

SEGMENT DISCLOSURES

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and

                     CoreComm Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


3.  RECENT ACCOUNTING PRONOUNCEMENTS  (CONTINUED)

services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998.

4.  UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                                           DECEMBER 31
                                                    1997                 1996
                                              ----------------------------------
   Deferred cellular license costs            $   5,935,000        $   5,935,000
   Excess of purchase price paid over
      the fair market value of tangible
      assets acquired                           189,466,000          189,320,000
                                              ----------------------------------
                                                195,401,000          195,255,000
   Accumulated amortization                      37,934,000           32,433,000
                                              ----------------------------------
                                              $ 157,467,000        $ 162,822,000
                                              ==================================

In February 1996, CCPR acquired the remaining minority interests aggregating approximately 6% in the San Juan Cellular Telephone Company in exchange for approximately 820,000 shares of the Company's common stock. The stock was valued at $21,536,000, the fair market value on the date of acquisition. In addition, the San Juan Cellular Telephone Company made a special cash distribution of $1,172,000 to the minority interest holders. The aggregate purchase price of $21,536,000 plus expenses of $56,000 and the deficiency in net assets acquired of $850,000 have been classified as license acquisition costs.

In November 1996, a subsidiary of CCPR acquired the remaining interests, aggregating 49%, in Star Associates, Inc., the company which owns the FCC license for the non-wireline cellular system in Adjuntas, Puerto Rico (RSA-2) for cash of $5,755,000 including expenses.

In January 1998, a wholly-owned indirect subsidiary of the Company purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. The promissory note bears interest at 7.95% per annum payable semiannually beginning in July 1998 and the principal is payable in January 2003. Costs of $305,000 were incurred in connection with this acquisition.

                     CoreComm Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                                           DECEMBER 31
                                                    1997                 1996
                                              ----------------------------------
   Land                                       $   1,951,000        $   2,027,000
   Office building                                9,922,000                    -
   Operating equipment                          127,534,000           97,513,000
   Office furniture and other equipment          24,546,000           16,521,000
   Rental equipment                               1,745,000            1,174,000
   Construction in progress                      12,533,000           18,674,000
                                              ----------------------------------
                                                178,231,000          135,909,000
   Accumulated depreciation                      49,780,000           37,964,000
                                              ----------------------------------
                                              $ 128,451,000        $  97,945,000
                                              ==================================

6.  ACCRUED EXPENSES

Accrued expenses consists of:

                                                           DECEMBER 31
                                                    1997                 1996
                                              ----------------------------------
    Accrued compensation                      $     765,000        $   1,005,000
    Accrued franchise, property and
      income taxes                                3,489,000            4,246,000
    Commissions payable                           1,143,000            1,272,000
    Accrued equipment purchases                   1,427,000              502,000
    Subscriber deposits                           1,544,000            1,572,000
    Other                                         3,362,000            2,292,000
                                              ----------------------------------
                                              $  11,730,000        $  10,889,000
                                              ==================================

7.  LONG-TERM DEBT

In January 1997, a wholly-owned subsidiary of CCPR, CCPR Services, Inc. ("Services") issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by CCPR. CCPR and Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan (see below). In connection with the repayment of the bank loan, Services recorded an extraordinary loss of $4,067,000 from the write-off of unamortized deferred financing costs. In addition, Services made a cash payment to CCPR of $80,000,000 in exchange for a 21% interest in the San Juan Cellular Telephone Company, and CCPR distributed the $80,000,000 to the Company.

                     CoreComm Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


7.  LONG-TERM DEBT (CONTINUED)

The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually as of August 1, 1997. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain covenants with respect to Services, CCPR and certain subsidiaries that limit their ability to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments (except for dividend payments to CCPR and an aggregate of up to $100,000,000 to be used for dividends or restricted payments to the Company),
(iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries. The fair value of the Notes at December 31, 1997 based on the quoted market price was $194,000,000.

In April 1995, CCPR and Services entered into a $200,000,000 revolving credit facility with various banks. A portion of the amount borrowed was used to repay Cellular Communications of Ohio, Inc. ("CCI Ohio"). The line of credit was available until March 31, 1999, on which date it would have converted into a term loan. The terms included the payment of interest each quarter at a floating rate, which was, at the borrower's option, either (a) the higher of the bank's base rate or the Federal Funds Rate plus 1/2%, (b) the London Interbank Offering Rate or (c) the 936 Rate, plus, based on the ratio of CCPR's debt to cash flow and the floating rate in effect, either .25% to 1.875% or 1.25% to 2.875%. The effective rate on the amounts borrowed as of December 31, 1996 and 1995 was 7.01% and 7.23%, respectively. The terms also included an unused commitment fee of 1/2% per annum which was payable quarterly. The carrying amount of the bank loan at December 31, 1996 approximated fair value based on discounted cash flow analysis.

CCPR had a $47,942,000 principal amount note payable to a subsidiary of Cellular Communications, Inc. ("CCI"), CCI Ohio, which was due and payable in full on July 31, 1996. CCPR had been a wholly-owned subsidiary of CCI until February 28, 1992, when CCI distributed to its stockholders all of the outstanding common stock of CCPR. The note payable to CCI Ohio permitted the deferral of interest payments, at CCPR's option, throughout the term of the note. Interest was at a floating rate based on the interest rate in effect under CCI Ohio's bank line of credit and term loan agreement. Interest expense accrued for the year ended December 31, 1995 was $1,683,000. In April 1995, CCPR repaid the principal and deferred interest due to CCI Ohio of $60,920,000.

In connection with license acquisitions, subsidiaries of CCPR issued promissory notes which were paid in full, together with accrued interest, on their maturity dates in 1996.

                     CoreComm Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


8.  RELATED PARTY TRANSACTIONS

CCI provided management, financial and legal services to CCPR. Amounts charged to CCPR included direct costs where identifiable and allocated corporate overhead based upon the amount of time incurred on CCPR business by the common officers and employees of CCI and CCPR. Amounts charged to CCPR included in general and administrative expenses during the years ended December 31, 1996 and 1995 were $429,000 and $458,000, respectively. In August 1996, upon the merger of CCI with AirTouch Communications, Inc., NTL Incorporated ("NTL") commenced providing management, financial and legal services to CCPR. NTL charged CCPR for direct costs where identifiable and allocated corporate overhead based upon the amount of time incurred on CCPR business by the common officers and employees of NTL and CCPR. The amount charged to CCPR included in general and administrative expenses in 1996 was $207,000.

In January 1997, the Company and NTL agreed to a change in NTL's fee for the provision of management, financial and legal services. NTL charges the Company for direct costs where identifiable and a fixed percentage of its corporate overhead. The amount charged to the Company included in general and administrative expenses in 1997 was $1,780,000. It is not practicable to determine the amount of expenses that would have been incurred had the Company or CCPR operated as an unaffiliated entity. However, in the opinion of management of the Company, the allocation methods are reasonable.

9.  NET INCOME (LOSS) PER COMMON SHARE

The following  table sets forth the  computation of basic and diluted net income
(loss) per common share:


                                                                    YEAR ENDED DECEMBER 31
                                                         1997                1996                1995
                                                    ----------------------------------------------------
Numerator:
Income (loss) before extraordinary item             $ (2,014,000)        $ 5,114,000        $ (1,451,000)
Extraordinary item                                    (3,326,000)                  -                   -
                                                    ----------------------------------------------------
Net income (loss)                                   $ (5,340,000)        $ 5,114,000        $ (1,451,000)
                                                    ----------------------------------------------------

Denominator for basic net income (loss)
   per common share                                   13,075,000          13,196,000          11,070,000
Effect of dilutive securities:
   Stock options                                               -             831,000                   -
                                                    ----------------------------------------------------
Denominator for diluted net income (loss)
   per common share                                   13,075,000          14,027,000          11,070,000
                                                    ----------------------------------------------------

Basic net income (loss) per common share:
   Income (loss) before extraordinary item                 $(.15)               $.39               $(.13)
   Extraordinary item                                       (.25)                  -                   -
                                                    ----------------------------------------------------
   Net income (loss)                                       $(.40)               $.39               $(.13)
                                                    ====================================================

Diluted net income (loss) per common share:
   Income (loss) before extraordinary item                 $(.15)               $.36               $(.13)
   Extraordinary item                                       (.25)                  -                   -
                                                    ----------------------------------------------------
   Net income (loss)                                       $(.40)               $.36               $(.13)
                                                    ====================================================

                     CoreComm Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


9.  NET INCOME (LOSS) PER COMMON SHARE (CONTINUED)

Stock options and the shares issuable upon the conversion of the Convertible Senior Subordinated Notes prior to conversion are excluded from the calculation of net loss per common share as their effect will be antidilutive.

10.  SHAREHOLDERS' EQUITY

TREASURY STOCK

In April 1996, the Board of Directors authorized the repurchase of up to an additional 750,000 shares of the Company's Common Stock through open market purchases as market conditions warrant. This repurchase plan is in addition to a previously announced repurchase plan for up to 250,000 shares. As of December 31, 1997, the Company had repurchased 590,000 shares for an aggregate of $15,207,000, of which 207,000 shares that cost an aggregate of $6,145,000 were retired.

CONVERSION OF SENIOR SUBORDINATED NOTES

In August 1992, CCPR issued $40,000,000 principal amount 8-1/4% Convertible Senior Subordinated Notes due August 1, 2000 (the "Convertible Notes"). In 1995, primarily as a result of CCPR's issuance of a notice of redemption, the Convertible Notes were converted into approximately 2,778,000 shares of Common Stock. Unamortized deferred financing costs of $1,421,000 were charged to equity upon the conversion. The diluted net income per common share for 1995 assuming the conversion of the Convertible Notes at the beginning of 1995 would have been $.03.

SHAREHOLDER RIGHTS PLAN

On January 23, 1992, the Board of Directors approved the Rights Agreement, which has become the CoreComm Rights Agreement. The Rights Agreement provides that eight-tenths of a Right will be issued with each share of Common Stock issued (whether originally issued or from treasury) on or after February 28, 1992 and prior to the occurrence of certain potential takeover events ("Rights Distribution Date"). The Rights are not exercisable until the Rights Distribution Date and will expire at the close of business on February 28, 2002 unless previously redeemed by the Company. When exercisable, each Right entitles the owner to purchase from the Company 1/100 of a share of Series A Junior Participating Preferred Stock ("Series A Preferred Stock") at a purchase price of $100.

The Series A Preferred Stock will be entitled to a minimum preferential quarterly dividend payment of $.01 per share and will be entitled to an aggregate dividend of 100 times the dividend, if any, declared per share of Common Stock. In the event of liquidation, the holders of Series A Preferred Stock will be entitled to a minimum preferential liquidation payment of $1 per

                     CoreComm Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


10.  SHAREHOLDERS' EQUITY (CONTINUED)

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

There are 295,000 shares of Common Stock reserved for issuance under the Non-Employee Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides that all options be granted at the fair market value of the Common Stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the first anniversary of the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each subsequent anniversary of the grant date, while the optionee remains a director of the Company. Options will expire ten years after the date of the grant.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rates of 5.89%, 6.56% and 6.61%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .319, .258 and .258, respectively, and a weighted-average expected life of the option of 10 years.

                     CoreComm Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


10.  SHAREHOLDERS' EQUITY (CONTINUED)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Following is the Company's pro forma information:

                                                                 YEAR ENDED DECEMBER 31
                                                       1997               1996               1995
                                                  ----------------------------------------------------------
Pro forma net income (loss)                      $ (7,581,000)       $  3,467,000       $  (2,309,000)
Pro forma net income (loss) per share:
    Basic                                               $(.58)               $.26               $(.21)
    Diluted                                              (.58)                .25                (.21)

A summary of the Company's stock option activity and related information for the years ended December 31, follows:

                                              1997                        1996                        1995
                                  -----------------------------------------------------------------------------------
                                                  WEIGHTED-                    WEIGHTED-                   WEIGHTED-
                                                  AVERAGE                      AVERAGE                     AVERAGE
                                   NUMBER OF      EXERCISE       NUMBER OF     EXERCISE     NUMBER OF      EXERCISE
                                    OPTIONS       PRICE           OPTIONS      PRICE         OPTIONS       PRICE
                                  -----------------------------------------------------------------------------------
Outstanding-beginning of year      2,453,000      $ 17.81       2,180,000      $ 16.41      1,918,000      $ 14.13
Granted                            1,895,000        16.41         289,000        27.87        287,000        31.60
Exercised                           (133,000)        2.49         (16,000)        7.64        (25,000)       15.94
Forfeited                         (1,869,000)       23.93               0         0.00              0         0.00
                                  ----------                    ---------                   ---------
Outstanding-end of year            2,346,000      $ 12.68       2,453,000      $ 17.81      2,180,000      $ 16.41
                                  ==========                    =========                   =========

Exercisable at end of year         1,114,000      $  9.69       1,690,000      $ 14.06      1,317,000      $ 11.65
                                  ==========                    =========                   =========


In 1997, the Company cancelled and reissued options to purchase 1,757,000 shares of Common Stock. Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1997, 1996 and 1995 is $8.64, $15.07 and $17.14, respectively.

                     CoreComm Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


10.  SHAREHOLDERS' EQUITY (CONTINUED)

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 1997:

--------------------------------------------------------------------------------------------------------------------
|                         STOCK OPTIONS OUTSTANDING                            |     STOCK OPTIONS EXERCISABLE     |
|-------------------------------------------------------------------------------------------------------------------
|                                           WEIGHTED-           WEIGHTED-      |                      WEIGHTED-    |
|                                           REMAINING           AVERAGE        |                      AVERAGE      |
| RANGE OF EXERCISE       NUMBER OF        CONTRACTUAL          EXERCISE       |     NUMBER OF        EXERCISE     |
|      PRICES              OPTIONS            LIFE               PRICE         |      OPTIONS          PRICE       |
|-------------------------------------------------------------------------------------------------------------------
|   $0.08 to $0.64          204,000         4.2 Years           $ 0.365        |       204,000        $ 0.365      |
|   $0.88 to $1.12          210,000         4.2 Years           $ 0.939        |       210,000        $ 0.939      |
|  $11.40 to $15.20       1,812,000         8.3 Years           $15.065        |       682,000        $14.965      |
|       $18.25              120,000         9.4 Years           $ 18.25        |        18,000        $ 18.25      |
|-------------------------------------------------------------------------------------------------------------------
|       Total             2,346,000                                            |     1,114,000                     |
--------------------------------------------------------------------------------------------------------------------


11.  INCOME TAXES

The provision for income taxes consists of the following:

                                            YEAR ENDED DECEMBER 31
                                   1997               1996               1995
                              --------------------------------------------------
Current:
   Federal                    $   741,000         $         -        $         -
   State                          947,000                   -                  -
   Puerto Rico and U.S.
     Virgin Islands               471,000           4,555,000          4,007,000
                              --------------------------------------------------
Total current                   2,159,000           4,555,000          4,007,000
                              --------------------------------------------------

Deferred:
   Federal                              -                   -                  -
   Puerto Rico                          -             797,000                  -
                              --------------------------------------------------
Total deferred                          -             797,000                  -
                              --------------------------------------------------
                              $ 2,159,000         $ 5,352,000        $ 4,007,000
                              ==================================================


The provision for income taxes differs from the statutory rate principally due to state and local income taxes from each subsidiary and income taxes on CoreComm Incorporated's income.

                     CoreComm Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


11.  INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

                                                             DECEMBER 31
                                                         1997           1996
                                                    ----------------------------
Deferred tax liabilities:
   Tax over book depreciation and amortization      $29,094,000     $21,759,000

Deferred tax assets:
   Net operating loss carryforwards                  36,352,000      27,125,000
   Valuation allowance for deferred tax assets       (8,055,000)     (6,163,000)
                                                    ----------------------------
   Net deferred tax assets                           28,297,000      20,962,000
                                                    ----------------------------
Net deferred tax liabilities                        $   797,000     $   797,000
                                                    ============================

At December 31, 1997, the Company had net operating loss carryforwards of $106,900,000 for federal income tax purposes that expire as follows: $3,800,000 in 2004, $3,900,000 in 2006, $20,400,000 in 2007, $26,400,000 in 2008,
$14,100,000 in 2009,  $9,600,000 in 2010,  $5,500,000 in 2011 and $23,200,000 in
2012.

12.  PENSION PLANS

Two subsidiaries of the Company have defined contribution plans covering all employees who have completed six months of employment. The Company's matching contributions are determined annually. Participants can make salary deferral contributions of 1% to 20% of annual compensation not to exceed the maximum allowed by law. The Company's expense for 1997, 1996 and 1995 was $204,000, $168,000 and $134,000, respectively.

13.  LEASES

Total rent expense during the years ended December 31, 1997, 1996, and 1995 was $3,680,000, $3,085,000 and $2,293,000, respectively.

Future minimum annual lease payments under noncancellable operating leases at December 31, 1997 are: $3,099,000 (1998); $2,887,000 (1999); $2,197,000 (2000);
$1,392,000 (2001); $860,000 (2002) and $3,525,000 thereafter.

                     CoreComm Incorporated and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


13.  LEASES (CONTINUED)

In 1997, the Company entered into a lease for office space through 2012 which is classified as a capital lease for financial reporting purposes. Accordingly, an asset of $9,922,000 has been recorded. Future minimum annual payments under this lease at December 31, 1997 are as follows:

      1998                                              $  1,196,000
      1999                                                 1,196,000
      2000                                                 1,196,000
      2001                                                 1,196,000
      2002                                                 1,257,000
      Thereafter                                          12,169,000
                                                        ------------
                                                          18,210,000
      Interest                                            (8,482,000)
                                                        ------------
      Present value of net minimum obligations             9,728,000
      Current portion                                       (272,000)
                                                        ------------
                                                        $  9,456,000
                                                        ============

14.  COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 1997, the Company was committed to purchase approximately $4,100,000 for cellular network and other equipment and for construction services. In addition, as of December 31, 1997, the Company had commitments to purchase telephones, pagers and accessories of approximately $1,500,000.

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

The Company is involved in various disputes, arising in the ordinary course of business, which may result in pending or threatened litigation. The Company's management expects no material adverse effect on the Company's financial condition, results of operations or cash flows to result from these matters.

                     CoreComm Incorporated and Subsidiaries

                Schedule II - Valuation and Qualifying Accounts


             COL. A                      COL. B                  COL. C                 COL. D               COL. E
-----------------------------------------------------------------------------------------------------------------------
                                                                ADDITIONS
                                                        -------------------------
                                                            (1)            (2)
                                                        -------------------------
                                                                       CHARGED TO
                                       BALANCE AT       CHARGED TO        OTHER
                                      BEGINNING OF      COSTS AND       ACCOUNTS-     DEDUCTIONS -       BALANCE AT END
           DESCRIPTION                   PERIOD          EXPENSES       DESCRIBE       DESCRIBE             OF PERIOD
-----------------------------------------------------------------------------------------------------------------------
Year ended December 31, 1997:
  Allowance for doubtful accounts      $3,767,000       $7,146,000       $   -        $(8,807,000)(a)     $2,106,000

Year ended December 31, 1996:
  Allowance for doubtful accounts      $3,233,000       $7,520,000       $   -        $(6,986,000)(a)     $3,767,000

Year ended December 31, 1995:
  Allowance for doubtful accounts      $1,174,000       $6,603,000       $   -        $(4,544,000)(a)     $3,233,000




(a) - Uncollectible accounts written off, net of recoveries.