Form 10-Q
period 1998-03-31
CORECOMM INC
filed 1998-05-15
CIK 1032030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                 19869-99
                   -------------------------------------------------------------

                              CORECOMM INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3927257
---------------------------------           ------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


110 East 59th Street, New York, New York                    10022
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

                            Yes    X      No
                                -------      -------

The number of shares outstanding of the issuer's common stock as of March 31, 1998 was 13,182,336.

                     CoreComm Incorporated and Subsidiaries

                                      Index




PART I. FINANCIAL INFORMATION                                               Page
-----------------------------                                               ----

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets-
          March 31, 1998 and December 31, 1997 .............................   2

          Condensed Consolidated Statements of Operations-
          Three months ended March 31, 1998 and 1997 .......................   3

          Condensed Consolidated Statement of Shareholders'
          Equity - Three months ended March 31, 1998 .......................   4

          Condensed Consolidated Statements of Cash Flows-
          Three months ended March 31, 1998 and 1997 .......................   5

          Notes to Condensed Consolidated Financial Statements .............   6

Item 2.   Management's Discussion and Analysis of Results of
          Operations and Financial Condition ...............................  10

PART II. OTHER INFORMATION
--------------------------

Item 6.   Exhibits and Reports on Form 8-K .................................  14

SIGNATURES .................................................................  15
----------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     CoreComm Incorporated and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                            MARCH 31,        DECEMBER 31,
                                                                              1998               1997
                                                                         --------------------------------
                                                                           (Unaudited)         (See Note)
ASSETS
Current assets:
   Cash and cash equivalents                                             $  10,336,000      $  11,783,000
   Marketable securities                                                    32,128,000         62,666,000
   Accounts receivable - trade, less allowance for doubtful
     accounts of $1,701,000 (1998) and $2,106,000 (1997)                    19,032,000         19,043,000
   Equipment inventory                                                       6,501,000          2,882,000
   Prepaid expenses and other current assets                                 5,115,000          7,147,000
                                                                         --------------------------------
Total current assets                                                        73,112,000        103,521,000

Property, plant and equipment, net                                         128,856,000        128,451,000
Unamortized license acquisition costs                                      173,567,000        157,467,000
Deferred financing costs, less accumulated amortization
   of $755,000 (1998) and $584,000 (1997)                                    6,035,000          6,206,000
LMDS auction bid                                                            25,241,000                  -
Other assets, less accumulated amortization of
   $1,263,000 (1998) and $1,088,000 (1997)                                   3,853,000          1,631,000
                                                                         --------------------------------
                                                                         $ 410,664,000      $ 397,276,000
                                                                         ================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $   9,215,000      $   6,873,000
   Accrued expenses                                                         15,738,000         11,730,000
   Due to NTL Incorporated                                                     116,000             71,000
   Interest payable                                                          3,510,000          8,333,000
   Deferred revenue                                                          5,868,000          3,952,000
                                                                         --------------------------------
Total current liabilities                                                   34,447,000         30,959,000

Long-term debt                                                             208,900,000        200,000,000
Obligation under capital lease                                               9,384,000          9,456,000
Commitments and contingent liabilities

Shareholders' equity:
   Series preferred stock - $.01 par value; authorized 2,500,000
     shares; issued and outstanding none                                             -                  -
   Common stock - $.01 par value; authorized 30,000,000 shares;
      issued 13,565,000 shares                                                 136,000            136,000
   Additional paid-in capital                                              226,490,000        226,490,000
   (Deficit)                                                               (59,631,000)       (60,703,000)
                                                                         --------------------------------
                                                                           166,995,000        165,923,000
   Treasury stock - at cost, 383,000 shares                                 (9,062,000)        (9,062,000)
                                                                         --------------------------------
                                                                           157,933,000        156,861,000
                                                                         --------------------------------
                                                                         $ 410,664,000      $ 397,276,000
                                                                         ================================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                     CoreComm Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                         THREE MONTHS ENDED
                                                               MARCH 31
                                                    ---------------------------
                                                         1998           1997
                                                    ---------------------------
REVENUES:
Service revenue                                     $ 34,459,000   $ 33,352,000
Equipment revenue                                      4,954,000      3,919,000
                                                    ---------------------------
                                                      39,413,000     37,271,000

COSTS AND EXPENSES:
Cost of equipment sold                                 4,575,000      4,779,000
Operating expenses                                     4,115,000      3,890,000
Selling, general and administrative expenses          16,629,000     18,049,000
Depreciation of rental equipment                         241,000        177,000
Depreciation expense                                   5,946,000      3,806,000
Amortization expense                                   1,690,000      1,557,000
                                                    ---------------------------
                                                      33,196,000     32,258,000
                                                    ---------------------------
Operating income                                       6,217,000      5,013,000

OTHER INCOME (EXPENSE):
Interest income and other, net                           686,000        703,000
Interest expense                                      (5,365,000)    (3,984,000)
                                                    ---------------------------
Income before income taxes and
   extraordinary item                                  1,538,000      1,732,000
Income tax provision                                    (466,000)    (1,328,000)
                                                    ---------------------------
Income before extraordinary item                       1,072,000        404,000
Loss from early extinguishment of debt,
   net of income tax benefit of $237,000                       -     (3,830,000)
                                                    ---------------------------
Net income (loss)                                   $  1,072,000   $ (3,426,000)
                                                    ===========================

Earnings per common share:
   Income before extraordinary item                 $        .08   $        .03
   Extraordinary item                                          -           (.29)
                                                    ---------------------------
      Net income (loss)                             $        .08   $       (.26)
                                                    ===========================

Earnings per common share-Assuming Dilution:
   Income before extraordinary item                 $        .08   $        .03
   Extraordinary item                                          -           (.29)
                                                    ---------------------------
      Net income (loss)                             $        .08   $       (.26)
                                                    ===========================

See accompanying notes.

                     CoreComm Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)



                                       COMMON STOCK            ADDITIONAL                             TREASURY STOCK
                                 -----------------------        PAID-IN                         -------------------------
                                   SHARES        AMOUNT         CAPITAL          (DEFICIT)        SHARES         AMOUNT
                                 ----------------------------------------------------------------------------------------
Balance, December 31, 1997       13,565,000    $ 136,000     $ 226,490,000    $ (60,703,000)    (383,000)    $ (9,062,000)

Net income for the three
   months ended March 31, 1998                                                    1,072,000
                                 ----------------------------------------------------------------------------------------

Balance, March 31, 1998          13,565,000    $ 136,000     $ 226,490,000    $ (59,631,000)    (383,000)    $ (9,062,000)
                                 ========================================================================================

See accompanying  notes.

                     CoreComm Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                              MARCH 31
                                                                 -------------------------------
                                                                       1998              1997
                                                                 -------------------------------
Net cash provided by operating activities                        $   6,427,000    $    8,602,000
                                                                 -------------------------------

INVESTING ACTIVITIES
Payment of the LMDS auction deposit                                (20,000,000)                -
Cost of cellular license interest                                   (8,686,000)         (146,000)
Payment in connection with an acquisition                           (2,000,000)                -
Purchase of property, plant and equipment                           (7,661,000)       (7,210,000)
Purchase of marketable securities                                  (35,391,000)      (30,856,000)
Proceeds from maturities of marketable securities                   65,929,000         2,257,000
                                                                 -------------------------------
Net cash (used in) investing activities                             (7,809,000)      (35,955,000)
                                                                 -------------------------------

FINANCING ACTIVITIES
Repayment of bank loan                                                       -      (115,000,000)
Proceeds from issuance of Notes, net of financing costs                      -       193,968,000
Purchase of treasury stock                                                   -          (688,000)
Principal payments of capital lease obligation                         (65,000)                -
Proceeds from exercise of stock options                                      -           287,000
                                                                 -------------------------------
Net cash provided by (used in) financing activities                    (65,000)       78,567,000
                                                                 -------------------------------

Increase (decrease) in cash and cash equivalents                    (1,447,000)       51,214,000
Cash and cash equivalents at beginning of period                    11,783,000         2,307,000
                                                                 -------------------------------
Cash and cash equivalents at end of period                       $  10,336,000    $   53,521,000
                                                                 ===============================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive
    of amounts capitalized                                       $  10,188,000    $    2,329,000
Income taxes paid                                                      292,000           550,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Liabilities incurred to acquire property, plant and equipment    $   1,938,000    $    1,012,000
Liability incurred in connection with LMDS auction bid               5,241,000                 -
Long-term debt issued to acquire cellular license interest           8,900,000                 -


See accompanying notes.

                     CoreComm Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - LMDS AUCTION AND ACQUISITIONS

A subsidiary of the Company, Cortelyou Communications Corp. ("Cortelyou"), was the successful bidder, for an aggregate of $25,241,000, for 15 Block A Local Multipoint Distribution Service ("LMDS") licenses in Ohio. The FCC has allocated two blocks of frequencies (Block A and Block B) to be licensed in each of the 493 Basis Trading Areas in the United States and its territories based on an auction that commenced in February 1998 and ended in March 1998. LMDS frequencies are expected to be used for the provision of voice, data, video and Internet services to businesses and homes in competition with incumbent local exchange telephone companies and/or cable television operators. High bidders must submit an application demonstrating their qualifications to hold the licenses they won at auction. The high bids must be paid within ten business days of the announcement by the FCC that an application was accepted.

In March 1998, the Company entered into an agreement to acquire Digicom, Inc., a reseller of Centrex services in Cleveland, Ohio for an aggregate purchase price of $2,000,000. The acquisition was subject to regulatory approval, which was received in April 1998.

In April 1998, the Company acquired for cash of approximately $400,000 all of the operating assets of the Wireless Outlet which operates prepaid cellular and paging businesses on a resale basis in Ohio and other locations in the United States.

                     CoreComm Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE C - UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                                   MARCH 31,        DECEMBER 31,
                                                     1998               1997
                                                 -------------------------------
                                                  (Unaudited)

Deferred cellular license costs                  $   5,935,000    $   5,935,000
Excess of purchase price paid over the fair
   market value of tangible assets acquired        207,052,000      189,466,000
                                                 -------------------------------
                                                   212,987,000      195,401,000
Accumulated amortization                            39,420,000       37,934,000
                                                 -------------------------------
                                                 $ 173,567,000    $ 157,467,000
                                                 ===============================

In January 1998, a wholly-owned indirect subsidiary of the Company purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. Costs of $286,000 were incurred in connection with this acquisition.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                              MARCH 31,        DECEMBER 31,
                                                1998              1997
                                          --------------------------------
                                            (Unaudited)

Land                                      $   1,951,000      $   1,951,000
Office building                               9,922,000          9,922,000
Operating equipment                         132,933,000        127,534,000
Office furniture and other equipment         26,676,000         24,546,000
Rental equipment                              2,070,000          1,745,000
Construction in progress                     11,149,000         12,533,000
                                          --------------------------------
                                            184,701,000        178,231,000
Accumulated depreciation                     55,845,000         49,780,000
                                          --------------------------------
                                          $ 128,856,000      $ 128,451,000
                                          ================================

                     CoreComm Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE E - ACCRUED EXPENSES

Accrued expenses consists of:

                                                   MARCH 31,        DECEMBER 31,
                                                     1998               1997
                                                -------------------------------
                                                  (Unaudited)

Accrued compensation                            $    952,000       $    765,000
Accrued equipment purchases                          325,000          1,427,000
Accrued franchise, property and income taxes       3,710,000          3,489,000
Commissions payable                                1,038,000          1,143,000
Subscriber deposits                                1,520,000          1,544,000
LMDS auction bid                                   5,241,000                  -
Other                                              2,952,000          3,362,000
                                                -------------------------------
                                                $ 15,738,000       $ 11,730,000
                                                ===============================

NOTE F - LONG-TERM DEBT

                                                   MARCH 31,        DECEMBER 31,
                                                     1998               1997
                                                --------------------------------
                                                  (Unaudited)

Senior Subordinated Notes                       $ 200,000,000      $ 200,000,000
Subsidiary Note Payable                             8,900,000                  -
                                                --------------------------------
                                                $ 208,900,000      $ 200,000,000
                                                ================================

In connection with the acquisition of Puerto Rico RSA-4, a wholly-owned indirect subsidiary of the Company issued a promissory note in January 1998. The promissory note bears interest at 7.95% per annum payable semiannually beginning in July 1998 and the principal is payable in January 2003.

                     CoreComm Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE G - NET INCOME (LOSS) PER COMMON SHARE

The following  table sets forth the  computation of basic and diluted net income
(loss) per common share:

                                                       THREE MONTHS ENDED
                                                             MARCH 31
                                                 -----------------------------
                                                      1998             1997
                                                 -----------------------------

Numerator:
Income before extraordinary item                 $  1,072,000     $    404,000
Extraordinary item                                          -       (3,830,000)
                                                 -----------------------------
Net income (loss)                                $  1,072,000     $ (3,426,000)
                                                 -----------------------------

Denominator for basic net income (loss)
    per common share                               13,182,000       13,071,000
Effect of dilutive securities:
    Stock options                                     105,000          314,000
                                                 -----------------------------
Denominator for diluted net income (loss)
    per common share                               13,287,000       13,385,000
                                                 -----------------------------

Basic net income (loss) per common share:
    Income before extraordinary item             $        .08     $        .03
    Extraordinary item                                      -             (.29)
                                                 -----------------------------
    Net income (loss)                            $        .08     $       (.26)
                                                 =============================

Diluted net income (loss) per common share:
    Income before extraordinary item             $        .08     $        .03
    Extraordinary item                                      -             (.29)
                                                 -----------------------------
    Net income (loss)                            $        .08     $       (.26)
                                                 =============================

NOTE H - COMMITMENTS AND CONTINGENT LIABILITIES

As of March 31, 1998, the Company was committed to purchase approximately $2,900,000 for cellular network and other equipment and for construction services. In addition, as of March 31, 1998, the Company had commitments to purchase telephones, pagers and accessories of approximately $420,000.

In 1992, the Company entered into an agreement which in effect provides for a twenty year license to use its service mark which is also licensed to many of the non-wireline cellular systems in the United States. The Company is required to pay licensing and advertising fees, and to maintain certain service quality standards. The total fees paid for 1998 were $289,000, which were determined by the size of the Company's markets.

                     CoreComm Incorporated and Subsidiaries

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.


CoreComm Incorporated (the "Company") was formed in January 1997 to own and operate Cellular Communications of Puerto Rico, Inc. ("CCPR") and to pursue communications related opportunities outside of Puerto Rico and the U.S. Virgin Islands. CCPR, through its wholly-owned subsidiaries, owns and operates cellular and paging systems in Puerto Rico and the U.S. Virgin Islands. The Company, through wholly-owned subsidiaries, has recently acquired two communications related businesses in the United States and was the high bidder for 15 LMDS licenses in Ohio.

                              RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997
------------------------------------------

Service revenue increased to $34,459,000 from $33,352,000. Lower average revenue of new prepaid subscribers, a migration of subscribers to less expensive rate plans, and a decrease in minutes of use of existing subscribers resulted in average monthly revenue per cellular subscriber for the first quarter decreasing to $56 in 1998 from $68 in 1997. Ending subscribers were 211,900 and 166,600 as of March 31, 1998 and 1997, respectively. Prepaid subscribers included in ending subscribers were 59,000 and 300 as of March 31, 1998 and 1997, respectively. Ending pagers in use were 51,600 and 35,100 as of March 31, 1998 and 1997, respectively.

The income (loss) from equipment, before depreciation of rental equipment, increased to income of $379,000 from a loss of $860,000 primarily because the Company is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change.

Operating expenses increased to $4,115,000 from $3,890,000 primarily due to increased usage of the network and additional costs associated with the expanded network (including paging operations).

Selling, general and administrative expenses decreased to $16,629,000 from $18,049,000 as a result of a decrease in selling and marketing costs, bad debt expense and subscriber billing expense. The decreases in selling and marketing costs, bad debt expense and subscriber billing expense were 18%, 61% and 16%, respectively, of the total $1,420,000 decrease.

Depreciation of rental equipment increased to $241,000 from $177,000 due to an increase in rental telephone depreciation and an increase in the number of rental pagers.

Depreciation expense increased to $5,946,000 from $3,806,000 primarily because of an increase in property, plant and equipment.

                     CoreComm Incorporated and Subsidiaries


Amortization expense increased to $1,690,000 from $1,557,000 primarily due to an increase in license acquisition costs.

Interest income and other, net, decreased to $686,000 from $703,000 primarily due to a decrease in interest income on short term investments.

Interest expense increased to $5,365,000 from $3,984,000 as a result of the issuance of the Senior Subordinated Notes on January 28, 1997, the office building capital lease obligation beginning in April 1997 and the issuance of the subsidiary note payable in January 1998.

The provision for income taxes decreased to $466,000 from $1,328,000 primarily as a result of a decrease in Puerto Rico or U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

In connection with the termination of the bank loan, the Company recorded an extraordinary loss of $4,067,000 in the first quarter of 1997 ($3,830,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.

                         LIQUIDITY AND CAPITAL RESOURCES

CCPR requires capital to expand its cellular and paging network and for debt service. Subsidiaries of CCPR are currently adding cell sites and increasing capacity throughout their Puerto Rico and U.S. Virgin Islands markets. CCPR expects to use approximately $18,800,000 in 1998 for contemplated additions to the cellular network, the paging network and for other non-cell site related capital expenditures. CCPR's commitments at March 31, 1998 of $2,900,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. CCPR expects to be able to meet these requirements with cash and cash equivalents on hand and cash from operations.

A subsidiary of the Company, Cortelyou Communications Corp., was the successful bidder, for an aggregate of $25,241,000, for 15 Block A LMDS licenses in Ohio. Auction participants were required to submit upfront payments that determined their bidding eligibility. In February 1998, Cortelyou submitted an upfront payment of $20,000,000. FCC rules require the high bidders to submit a down payment of 20% of their total bids, adjusted for bidding credits, shortly after the completion of the auction. Upfront payments may be credited toward the down payment. High bidders must also submit an application demonstrating their qualifications to hold the licenses they won at auction. The remaining amount of the high bids must be paid within ten business days of the announcement by the FCC that an application was accepted.

In March 1998, the Company entered into an agreement to acquire Digicom, Inc., a reseller of Centrex services in Cleveland, Ohio for an aggregate purchase price of $2,000,000. The acquisition was subject to regulatory approval, which was received in April 1998.

                     CoreComm Incorporated and Subsidiaries


In April 1998, the Company acquired for cash of approximately $400,000 all of the operating assets of the Wireless Outlet which operates prepaid cellular and paging businesses on a resale basis in Ohio and other locations in the United States.

The Company requires capital for the development of its new businesses and potentially for additional acquisitions. In order to facilitate the funding of these opportunities, the Company is presently planning to contribute its non-Puerto Rico/U.S. Virgin Islands assets to a new company and partially spinning out that entity to the Company's shareholders. There can be no assurance, however, that funding will be available on acceptable commercial terms or at all, or that such a spin-off will occur.

In January 1998, a wholly-owned subsidiary of CCPR purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. The promissory note bears interest at 7.95% per annum payable semiannually beginning in July 1998 and the principal is payable in January 2003. Costs of $286,000 were incurred in connection with this acquisition.

In January 1997, a wholly-owned subsidiary of CCPR, CCPR Services, Inc. ("Services") issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. Approximately $116,000,000 of the proceeds were used to repay the $115,000,000 principal outstanding plus accrued interest and fees under the bank loan. The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually as of August 1, 1997. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain convenants with respect to Services, CCPR and certain subsidiaries that limit their ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments (except for dividend payments to CCPR and an aggregate of up to $100,000,000 to be used for dividends or restricted payments to the Company), (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

In April 1996, the Board of Directors authorized the repurchase of up to an additional 750,000 shares of the Company's common stock through open market purchases as market conditions warrant. This repurchase plan is in addition to a previously announced repurchase plan for up to 250,000 shares. As of March 31, 1998, the Company has repurchased 590,000 shares for an aggregate of $15,207,000, of which 207,000 shares that cost an aggregate of $6,145,000 were retired.

Cash provided by operating activities was $6,427,000 and $8,602,000 for the three months ended March 31, 1998 and 1997, respectively. The decrease is primarily due to the $7,859,000 increase in cash paid for interest, exclusive of amounts capitalized. Purchases of property, plant and equipment of $7,661,000 in 1998 were primarily for additional cell sites and increased capacity in CCPR's cellular and paging networks.

                     CoreComm Incorporated and Subsidiaries


Write-offs of accounts receivable, net of recoveries as a percentage of service revenue was 4.7% for the three months ended March 31, 1998 compared to 6.7% for the year ended December 31, 1997. This percentage decreased because CCPR and its subsidiaries have increased prepaid subscribers and improved credit procedures.

CCPR may also require additional capital for acquisitions of minority interests in its Aguadilla market, or for the acquisition of certain other RSAs or in other telecommunications related industries, if opportunities for such acquisitions arise. CCPR has from time to time engaged in discussions with third parties regarding such acquisitions.

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

SAFE HARBOR  STATEMENT  UNDER THE PRIVATE  SECURITIES  LITIGATION  REFORM ACT OF
1995:

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in Puerto Rico and the U.S. Virgin Islands, industry trends, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital.

                     CoreComm Incorporated and Subsidiaries


PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits.

                27. Financial Data Schedule

        (b)     Reports on Form 8-K.

                During the quarter ended March 31, 1998, the Company filed a current report on Form 8-K dated March 23, 1998, reporting under
                Item 5, Other Events, that the Company had entered into an agreement to acquire Digicom, Inc. No financial statements were filed with this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CORECOMM INCORPORATED



Date:  May 11, 1998                   By: /s/ J. Barclay Knapp
                                         -------------------------
                                         J. Barclay Knapp
                                         President



Date:  May 11, 1998                   By: /s/ Gregg Gorelick
                                         --------------------------
                                         Gregg Gorelick
                                         Vice President-Controller
                                         (Principal Accounting Officer)