Form 10-Q
period 1998-06-30
CORECOMM INC
filed 1998-08-13
CIK 1032030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                 19869-99
                    ------------------------------------------------------------

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

The number of shares outstanding of the issuer's common stock as of June 30, 1998 was 13,184,336.

                     CoreComm Incorporated and Subsidiaries

                                      Index


PART I.  FINANCIAL INFORMATION                                              Page
------------------------------                                              ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         June 30, 1998 and December 31, 1997 .............................    2

         Condensed Consolidated Statements of Operations -
         Three and six months ended June 30, 1998 and 1997 ...............    3

         Condensed Consolidated Statement of Shareholders' Equity -
         Six months ended June 30, 1998 ..................................    4

         Condensed Consolidated Statements of Cash Flows -
         Six months ended June 30, 1998 and 1997 .........................    5

         Notes to Condensed Consolidated Financial Statements ............    6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ..............................   12

PART II. OTHER INFORMATION
--------------------------

Item 4.  Submission of Matters to a Vote of Security Holders .............   18

Item 6.  Exhibits and Reports on Form 8-K ................................   18

SIGNATURES ...............................................................   19
----------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CoreComm Incorporated and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                         JUNE 30,          DECEMBER 31,
                                                                           1998                1997
                                                                     ---------------------------------
                                                                       (Unaudited)          (See Note)

ASSETS
Current assets:
   Cash and cash equivalents                                         $  19,250,000       $  11,783,000
   Marketable securities                                                24,374,000          62,666,000
   Accounts receivable--trade, less allowance for doubtful
     accounts of $2,114,000 (1998) and $2,106,000 (1997)                19,021,000          19,043,000
   Equipment inventory                                                   4,438,000           2,882,000
   Prepaid expenses and other current assets                             9,647,000           7,147,000
                                                                     ---------------------------------
Total current assets                                                    76,730,000         103,521,000

Property, plant and equipment, net                                     129,046,000         128,451,000
Unamortized license acquisition costs                                  197,514,000         157,467,000
Goodwill, less accumulated amortization of $60,000                       2,349,000                   -
Deferred financing costs, less accumulated amortization
   of $926,000 (1998) and $584,000 (1997)                                5,864,000           6,206,000
Other assets, less accumulated amortization of
   $639,000 (1998) and $1,088,000 (1997)                                 1,734,000           1,631,000
                                                                     ---------------------------------
                                                                     $ 413,237,000       $ 397,276,000
                                                                     =================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $   9,491,000       $   6,873,000
   Accrued expenses                                                     12,260,000          11,730,000
   Due to NTL Incorporated                                                 779,000              71,000
   Interest payable                                                      8,687,000           8,333,000
   Deferred revenue                                                      4,914,000           3,952,000
                                                                     ---------------------------------
Total current liabilities                                               36,131,000          30,959,000

Long-term debt                                                         208,900,000         200,000,000
Obligation under capital lease                                           9,310,000           9,456,000
Commitments and contingent liabilities

Shareholders' equity:
   Series preferred stock--$.01 par value; authorized
     2,500,000 shares; issued and outstanding none                               -                   -
   Common stock--$.01 par value; authorized 30,000,000 shares;
     issued 13,567,000 (1998) and 13,565,000 (1997) shares                 136,000             136,000
   Additional paid-in capital                                          226,520,000         226,490,000
   (Deficit)                                                           (58,698,000)        (60,703,000)
                                                                     ---------------------------------
                                                                       167,958,000         165,923,000
   Treasury stock--at cost, 383,000 shares                              (9,062,000)         (9,062,000)
                                                                     ---------------------------------
                                                                       158,896,000         156,861,000
                                                                     ---------------------------------
                                                                     $ 413,237,000       $ 397,276,000
                                                                     =================================


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

                     CoreComm Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                            THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                 JUNE 30                                 JUNE 30
                                                    -------------------------------        --------------------------------
                                                         1998               1997                1998                1997
                                                    -------------------------------        --------------------------------

REVENUES:
Service revenue                                     $ 38,308,000       $ 34,694,000        $ 72,767,000        $ 68,046,000
Equipment revenue                                      5,559,000          3,744,000          10,513,000           7,663,000
                                                    -------------------------------        --------------------------------
                                                      43,867,000         38,438,000          83,280,000          75,709,000

COSTS AND EXPENSES:
Cost of equipment sold                                 4,894,000          4,294,000           9,469,000           9,073,000
Operating expenses                                     5,303,000          4,338,000           9,418,000           8,228,000
Selling, general and administrative expenses          19,058,000         18,429,000          35,687,000          36,478,000
Depreciation of rental equipment                         275,000            198,000             516,000             375,000
Depreciation expense                                   6,423,000          4,186,000          12,369,000           7,992,000
Amortization expense                                   1,710,000          1,654,000           3,400,000           3,211,000
                                                    -------------------------------        --------------------------------
                                                      37,663,000         33,099,000          70,859,000          65,357,000
                                                    -------------------------------        --------------------------------
Operating income                                       6,204,000          5,339,000          12,421,000          10,352,000

OTHER INCOME (EXPENSE):
Interest income and other, net                           494,000          1,282,000           1,180,000           1,985,000
Interest expense                                      (5,395,000)        (5,077,000)        (10,760,000)         (9,061,000)
                                                    -------------------------------        --------------------------------
Income before income taxes and
   extraordinary item                                  1,303,000          1,544,000           2,841,000           3,276,000
Income tax provision                                    (370,000)           (17,000)           (836,000)         (1,345,000)
                                                    -------------------------------        --------------------------------
Income before extraordinary item                         933,000          1,527,000           2,005,000           1,931,000
Loss from early extinguishment of debt,
   net of income tax benefit of $225,000                       -            (12,000)                  -          (3,842,000)
                                                    -------------------------------        --------------------------------
Net income (loss)                                   $    933,000       $  1,515,000        $  2,005,000        $ (1,911,000)
                                                    ===============================        ================================

Earnings per common share:
   Income before extraordinary item                 $        .07       $        .12        $        .15        $        .15
   Extraordinary item                                          -                  -                   -                (.29)
                                                    -------------------------------        --------------------------------
Net income (loss)                                   $        .07       $        .12        $        .15        $       (.14)
                                                    ===============================        ================================

Earnings per common share-Assuming Dilution:
   Income before extraordinary item                 $        .06       $        .12        $        .14        $        .15
   Extraordinary item                                          -                  -                   -                (.29)
                                                    -------------------------------        --------------------------------
Net income (loss)                                   $        .06       $        .12        $        .14        $       (.14)
                                                    ===============================        ================================



      See accompanying notes.

                     CoreComm Incorporated and Subsidiaries
            Condensed Consolidated Statement of Shareholders' Equity
                                   (Unaudited)


                                         COMMON STOCK             ADDITIONAL                               TREASURY STOCK
                                  -------------------------        PAID-IN                          ---------------------------
                                    SHARES         AMOUNT          CAPITAL          (DEFICIT)         SHARES           AMOUNT
                                  ---------------------------------------------------------------------------------------------

Balance, December 31, 1997        13,565,000     $ 136,000      $ 226,490,000    $ (60,703,000)     (383,000)      $ (9,062,000)

Exercise of stock options              2,000                           30,000
Net income for the six months
   ended June 30, 1998                                                               2,005,000
                                  ---------------------------------------------------------------------------------------------
Balance, June 30, 1998            13,567,000     $ 136,000      $ 226,520,000    $ (58,698,000)     (383,000)      $ (9,062,000)
                                  =============================================================================================

See accompanying  notes.

                     CoreComm Incorporated and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                     SIX MONTHS ENDED
                                                                                          JUNE 30
                                                                         --------------------------------------
                                                                               1998                    1997
                                                                         --------------------------------------

Net cash provided by operating activities                                $  20,219,000           $   14,428,000
                                                                         --------------------------------------

INVESTING ACTIVITIES
Payment of the LMDS license fee                                            (25,356,000)                       -
Cost of cellular license interest                                           (8,686,000)                (146,000)
Acquisition of subsidiaries, net of cash acquired                           (3,715,000)                       -
Purchase of property, plant and equipment                                  (13,307,000)             (16,747,000)
Purchase of marketable securities                                          (38,496,000)             (35,886,000)
Proceeds from maturities of marketable securities                           76,911,000               31,548,000
                                                                         --------------------------------------
Net cash (used in) investing activities                                    (12,649,000)             (21,231,000)
                                                                         --------------------------------------

FINANCING ACTIVITIES
Repayment of bank loan                                                               -             (115,000,000)
Proceeds from issuance of Notes, net of financing costs                              -              193,695,000
Purchase of treasury stock                                                           -                 (688,000)
Principal payments of capital lease obligation                                (133,000)                 (68,000)
Proceeds from exercise of stock options                                         30,000                  287,000
                                                                         --------------------------------------
Net cash provided by (used in) financing activities                           (103,000)              78,226,000
                                                                         --------------------------------------

Increase in cash and cash equivalents                                        7,467,000               71,423,000
Cash and cash equivalents at beginning of period                            11,783,000                2,307,000
                                                                         --------------------------------------
Cash and cash equivalents at end of period                               $  19,250,000           $   73,730,000
                                                                         ======================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive
    of amounts capitalized                                               $  10,406,000           $    2,406,000
Income taxes paid                                                              355,000                2,897,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Liabilities incurred to acquire property, plant and equipment            $   1,754,000           $    6,263,000
Long-term debt issued to acquire cellular license interest                   8,900,000                        -
Capital lease obligation to acquire office building                                  -                9,922,000


See accompanying notes.

                     CoreComm Incorporated and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

NOTE B - ACQUISITIONS

In April and June 1998, a wholly-owned subsidiary of the Company, CoreComm Limited, acquired the stock of Digicom, Inc. and certain operating assets and related liabilities of the Wireless Outlet and OCOM Corporation. Digicom, Inc. is a reseller of Centrex services based in Cleveland, Ohio. The Wireless Outlet is a reseller of primarily prepaid cellular and paging service in Ohio and other locations in the United States. OCOM Corporation is competitive local exchange carrier ("CLEC") on a resale basis as well as a reseller of long distance and cellular service. The OCOM CLEC business is based in Ohio and the long distance and cellular businesses operate in Ohio and other locations in the United
States. Aside from the cellular long distance resale business, which has been operating for approximately seven years, these businesses are in early stages of development. These acquisitions have been accounted for as purchases, and, accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. The aggregate purchase price for these acquisitions was cash of $3,787,000 which exceeded the fair value of the net tangible assets acquired by $2,409,000, which is classified as goodwill. The goodwill is being amortized on a straight-line basis over 10 years.

The Company intends to spin-off CoreComm Limited and its subsidiaries to the Company's shareholders. The Company intends to make a capital contribution of $150,000,000 to CoreComm Limited in cash or in-kind prior to the spin-off (see
Note 1).

                     CoreComm Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE B - ACQUISITIONS (CONTINUED)

The pro forma unaudited consolidated results of operations for the six months ended June 30, 1998 and 1997 assuming consummation of the acquisitions described above as of the beginning of the periods are as follows:

                                                        SIX MONTHS ENDED
                                                             JUNE 30
                                                -------------------------------
                                                     1998              1997
                                                -------------------------------

 Total revenue                                  $  86,588,000     $  80,707,000
 Income (loss) before extraordinary item           (1,101,000)          416,000
 Net (loss)                                        (1,101,000)       (3,426,000)
 Basic net (loss) per common share:
    Income (loss) before extraordinary item              (.08)              .03
    Net (loss)                                           (.08)             (.26)
 Diluted net (loss) per common share:
    Income (loss) before extraordinary item              (.08)              .03
    Net (loss)                                           (.08)             (.26)

NOTE C - UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                                   JUNE 30,        DECEMBER 31,
                                                     1998              1997
                                                -------------------------------
                                                 (Unaudited)

 Deferred cellular and LMDS license costs       $  31,291,000     $   5,935,000
 Excess of purchase price paid over the fair
    market value of tangible assets acquired      207,052,000       189,466,000
                                                -------------------------------
                                                  238,343,000       195,401,000
 Accumulated amortization                          40,829,000        37,934,000
                                                -------------------------------
                                                $ 197,514,000     $ 157,467,000
                                                ===============================

In January 1998, the San Juan Cellular Telephone Company ("SJCTC"), a wholly-owned indirect subsidiary of the Company purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. Costs of $286,000 were incurred in connection with this acquisition.

                     CoreComm Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE C - UNAMORTIZED LICENSE ACQUISITION COSTS (CONTINUED)

An indirect subsidiary of CoreComm Limited, Cortelyou Communications Corp. ("Cortelyou"), was the successful bidder, for an aggregate of $25,241,000, for 15 Block A Local Multipoint Distribution Service ("LMDS") licenses in Ohio. LMDS frequencies are expected to be used for the provision of voice, data, video and Internet services to businesses and homes in competition with incumbent local exchange telephone companies and/or cable television operators. The FCC has allocated two blocks of frequencies to be licensed in each of the 493 Basis Trading Areas in the United States and its territories based on an auction that commenced in February 1998 and ended in March 1998. In June 1998, Cortelyou paid its bid and the FCC issued the licenses. Cortelyou incurred costs of $115,000 in connection with the auction and its license application.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of:

                                                    JUNE 30,        DECEMBER 31,
                                                      1998              1997
                                                --------------------------------
                                                  (Unaudited)

     Land                                       $   1,951,000      $   1,951,000
     Office building                                9,922,000          9,922,000
     Operating equipment                          136,462,000        127,534,000
     Office furniture and other equipment          31,804,000         24,546,000
     Rental equipment                               2,596,000          1,745,000
     Construction in progress                       8,770,000         12,533,000
                                                --------------------------------
                                                  191,505,000        178,231,000
     Accumulated depreciation                      62,459,000         49,780,000
                                                --------------------------------
                                                $ 129,046,000      $ 128,451,000
                                                ================================

                     CoreComm Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE E - ACCRUED EXPENSES

Accrued expenses consists of:

                                                     JUNE 30,       DECEMBER 31,
                                                       1998             1997
                                                  -----------------------------
                                                   (Unaudited)

  Accrued compensation                            $  1,783,000     $    765,000
  Accrued equipment purchases                          246,000        1,427,000
  Accrued franchise, property and income taxes       4,091,000        3,489,000
  Commissions payable                                1,092,000        1,143,000
  Subscriber deposits                                1,425,000        1,544,000
  Other                                              3,623,000        3,362,000
                                                  -----------------------------
                                                  $ 12,260,000     $ 11,730,000
                                                  =============================

NOTE F - LONG-TERM DEBT

                                                     JUNE 30,       DECEMBER 31,
                                                       1998             1997
                                                  ------------------------------
                                                    (Unaudited)

  Senior Subordinated Notes                       $ 200,000,000    $ 200,000,000
  Subsidiary Note Payable                             8,900,000                -
                                                  ------------------------------
                                                  $ 208,900,000    $ 200,000,000
                                                  ==============================

In connection with the acquisition of Puerto Rico RSA-4, SJCTC issued a promissory note in January 1998. The promissory note was repaid in August 1998 using proceeds from the new bank loan. Interest on the note was payable at 7.95% per annum beginning in July 1998.

                     CoreComm Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE G - NET INCOME (LOSS) PER COMMON SHARE

The following  table sets forth the  computation of basic and diluted net income
(loss) per common share:

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                      JUNE 30                               JUNE 30
                                                       ------------------------------------------------------------------------
                                                             1998                1997               1998                1997
                                                       ------------------------------------------------------------------------

   Numerator:
   Income before extraordinary item                    $     933,000       $  1,527,000        $  2,005,000        $  1,931,000
   Extraordinary item                                              -            (12,000)                  -          (3,842,000)
                                                       ------------------------------------------------------------------------
   Net income (loss)                                         933,000          1,515,000           2,005,000          (1,911,000)
                                                       ------------------------------------------------------------------------

   Denominator for basic net income (loss) per
      common share                                        13,184,000         13,074,000          13,183,000          13,072,000
   Effect of dilutive securities:
      Stock options                                        1,305,000            120,000             772,000             225,000
                                                       ------------------------------------------------------------------------
   Denominator for diluted net income (loss) per
      common share                                        14,489,000         13,194,000          13,955,000          13,297,000
                                                       ------------------------------------------------------------------------

   Basic net income (loss) per common share:
      Income before extraordinary item                 $         .07       $        .12        $        .15        $        .15
      Extraordinary item                                           -                  -                   -                (.29)
                                                       ------------------------------------------------------------------------
      Net income (loss)                                $         .07       $        .12        $        .15        $       (.14)
                                                       ========================================================================

   Diluted net income (loss) per common share:
      Income before extraordinary item                 $         .06       $        .12        $        .14        $        .15
      Extraordinary item                                           -                  -                   -                (.29)
                                                       ------------------------------------------------------------------------
      Net income (loss)                                $         .06       $        .12        $        .14        $       (.14)
                                                       ========================================================================

NOTE H - COMMITMENTS AND CONTINGENT LIABILITIES

As of June 30, 1998, the Company was committed to purchase approximately $4,300,000 for cellular network and other equipment and for construction services. In addition, as of June 30, 1998, the Company had commitments to purchase telephones, pagers and accessories of approximately $700,000.

In 1992, the Company entered into an agreement which in effect provides for a twenty year license to use its service mark in Puerto Rico and U.S. Virgin Islands which is also licensed to many of the non-wireline cellular systems in the United States. The Company is required to pay licensing and advertising fees, and to maintain certain service quality standards. The total fees paid for 1998 were $289,000, which were determined by the size of the Company's markets.

                     CoreComm Incorporated and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE I - NEW BANK LOAN AND SPIN-OFF OF CORECOMM LIMITED

In August 1998, a wholly-owned indirect subsidiary of the Company, CCPR Services, Inc. ("Services") entered into a $170,000,000 credit agreement with various banks. Services has borrowed $155,000,000 which, along with cash on hand of $7,000,000, was used to repay amounts due to Cellular Communications of Puerto Rico, Inc. ("CCPR") (a wholly-owned subsidiary of the Company and the parent of Services) of $30,000,000, to purchase a 23.5% interest in SJCTC from CCPR for cash of $120,000,000, to pay fees incurred in connection with the new bank loan of approximately $3,000,000 and to make a term loan to SJCTC of $8,900,000 in order for SJCTC to repay its note payable to a third party, which repayment was a condition of the bank loan. CCPR used $30,000,000 to repay most of its loan payable to the Company, and CCPR made a cash distribution of $120,000,000 to the Company. The Company is planning to make a capital contribution to CoreComm Limited of $150,000,000 in cash or in-kind and spinning out 100% of CoreComm Limited and its subsidiaries to the Company's shareholders.

Services has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at Services' option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of CCPR and subsidiaries' debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on Services' borrowings as of August 12, 1998 was 8%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005.

In connection with the bank loan, CCPR has pledged to the banks the stock of its subsidiaries and CCPR and its subsidiaries have given the banks a security interest in their assets. CCPR and its other subsidiaries have guaranteed the payment in full when due of the principal, interest and fees owing under the bank loan. The bank loan also includes, among other things, restrictions on CCPR and its subsidiaries (i) dividend payments, (ii) acquisitions, (iii) investments, (iv) sales and dispositions of assets, (v) additional indebtedness and (vi) liens. The bank loan requires that CCPR and subsidiaries maintain certain ratios of indebtedness to cash flow, fixed charges to cash flow and debt service to cash flow.

Services incurred costs of approximately $3,000,000 in connection with the bank loan which will be included in deferred financing costs.

                     CoreComm Incorporated and Subsidiaries


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

CoreComm Incorporated (the "Company") was formed in January 1997 to own and operate Cellular Communications of Puerto Rico, Inc. ("CCPR") and to pursue communications related opportunities outside of Puerto Rico and the U.S. Virgin Islands. CCPR, through its wholly-owned subsidiaries, owns and operates cellular and paging systems in Puerto Rico and the U.S. Virgin Islands. The Company, through its wholly-owned subsidiary, CoreComm Limited, has recently acquired three communications related businesses in the United States and was the high bidder for 15 LMDS licenses in Ohio. As a result of acquisitions in April and June 1998, the Company consolidated the results of operations of the acquired businesses from the dates of acquisition. The results of the acquired businesses are not included in the 1997 consolidated results.

                              RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 and 1997
-----------------------------------------

Service revenue increased to $38,308,000 from $34,694,000. Service revenue includes $1,200,000 in 1998 from acquired businesses. For CCPR's cellular and paging business in Puerto Rico and the U.S. Virgin Islands, lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in average monthly revenue per cellular subscriber for the second quarter decreasing to $55 in 1998 from $68 in 1997. Ending subscribers were 234,400 and 175,500 as of June 30, 1998 and 1997, respectively. Ending pagers in use were 53,400 and 39,400 as of June 30, 1998 and 1997, respectively.

The income (loss) from equipment, before depreciation of rental equipment, increased to income of $665,000 from a loss of $550,000 primarily because CCPR is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change. The income from equipment in 1998 includes $45,000 from acquired businesses.

Operating expenses increased to $5,303,000 from $4,338,000. Operating expenses include $1,052,000 in 1998 from acquired businesses. For CCPR's cellular and paging business in Puerto Rico and the U.S. Virgin Islands, operating expenses decreased to $4,251,000 from $4,338,000 primarily due to a reduction in interconnection charges, offset by additional costs associated with the expanded network (including paging operations). CCPR's operating expenses as a percentage of service revenue decreased to 11.4% in 1998 from 12.5% in 1997.

Selling, general and administrative expenses increased to $19,058,000 from $18,429,000. Selling, general and administrative expenses include $1,417,000 in 1998 from acquired businesses and general and administrative expenses of the Company of $832,000 in 1998 and $347,000 in 1997. For CCPR's cellular and paging business in Puerto Rico and the U.S. Virgin Islands, selling, general and administrative expenses decreased to $16,809,000 from $18,082,000 as a result of all of the following: a decrease in selling and marketing costs, bad debt expense and subscriber billing expense. The decreases in selling and marketing costs, bad debt expense

                     CoreComm Incorporated and Subsidiaries


and subscriber billing expense were 70%, 22% and 8%, respectively, of the $1,273,000 decrease. These decreases were partially offset by an increase in property taxes due to an increase in taxable property which was (28)% of the decrease.

Depreciation of rental equipment increased to $275,000 from $198,000 due to an increase in the number of rental telephones and pagers.

Depreciation expense increased to $6,423,000 from $4,186,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $1,710,000 from $1,654,000 due to the amortization of goodwill as a result of the acquisitions in 1998.

Interest income and other, net, decreased to $494,000 from $1,282,000 primarily due to a decrease in interest income on short term investments.

Interest expense increased to $5,395,000 from $5,077,000 as a result of the office building capital lease obligation beginning in April 1997 and the issuance of the subsidiary note payable in January 1998.

The provision for income taxes increased to $370,000 from $17,000 primarily as a result of an increase in Puerto Rico or U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

The loss from early extinguishment of debt of $12,000 in 1997 is due to an adjustment to the estimated Puerto Rico income tax benefit from the loss.

Six Months Ended June 30, 1998 and 1997
---------------------------------------

Service revenue increased to $72,767,000 from $68,046,000. Service revenue includes $1,200,000 in 1998 from acquired businesses. For CCPR's cellular and paging business in Puerto Rico and the U.S. Virgin Islands, lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in average monthly revenue per cellular subscriber for the six months ended June 30 decreasing to $55 in 1998 from $68 in 1997. Ending subscribers were 234,400 and 175,500 as of June 30, 1998 and 1997, respectively. Ending pagers in use were 53,400 and 39,400 as of June 30, 1998 and 1997, respectively.

The income (loss) from equipment, before depreciation of rental equipment, increased to income of $1,044,000 from a loss of $1,410,000 primarily because CCPR is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change. The income from equipment in 1998 includes $45,000 from acquired businesses.

Operating expenses increased to $9,418,000 from $8,228,000. Operating expenses include $1,052,000 in 1998 from acquired businesses. For CCPR's cellular and paging businesses in Puerto Rico and the U.S. Virgin Islands, operating expenses increased to $8,366,000 from

                     CoreComm Incorporated and Subsidiaries


$8,228,000 primarily due to increased usage of the network and additional costs associated with the expanded network (including paging operations). CCPR's operating expenses as a percentage of service revenue decreased to 11.7% in 1998 from 12.1% in 1997.

Selling, general and administrative expenses decreased to $35,687,000 from $36,478,000. Selling, general and administrative expenses include $1,417,000 in 1998 from acquired businesses and general and administrative expenses of the Company of $1,328,000 in 1998 and $497,000 in 1997. For CCPR's cellular and paging businesses in Puerto Rico and the U.S. Virgin Islands, selling, general and administrative expenses decreased to $32,942,000 from $35,981,000 as a result of all of the following: a decrease in selling and marketing costs, bad debt expense and subscriber billing expense. The decreases in selling and marketing costs, bad debt expense and subscriber billing expense were 38%, 38% and 11%, respectively, of the total $3,039,000 decrease. These decreases were partially offset by an increase in property taxes due to an increase in taxable property which was (23)% of the decrease.

Depreciation of rental equipment increased to $516,000 from $375,000 due to an increase in the number of rental telephones and pagers.

Depreciation expense increased to $12,369,000 from $7,992,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $3,400,000 from $3,211,000 primarily due to the amortization of goodwill as a result of the acquisitions in 1998 and to an increase in license acquisition costs.

Interest income and other, net, decreased to $1,180,000 from $1,985,000 primarily due to a decrease in interest income on short term investments.

Interest expense increased to $10,760,000 from $9,061,000 as a result of the issuance of the Senior Subordinated Notes on January 28, 1997, the office building capital lease obligation beginning in April 1997 and the issuance of the subsidiary note payable in January 1998.

The provision for income taxes decreased to $836,000 from $1,345,000 primarily as a result of a decrease in Puerto Rico or U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

In connection with the termination of the bank loan, CCPR recorded an extraordinary loss of $4,067,000 in 1997 ($3,842,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.

                         LIQUIDITY AND CAPITAL RESOURCES

CCPR requires capital to expand its cellular and paging network and for debt service. Subsidiaries of CCPR are currently adding cell sites and increasing capacity throughout their Puerto Rico and U.S. Virgin Islands markets. CCPR expects to use approximately $16,700,000 in the remainder of 1998 for contemplated additions to the cellular network, the paging network and for other non-cell site related capital expenditures. CCPR's commitments at June 30, 1998 of $2,600,000 for cellular

                     CoreComm Incorporated and Subsidiaries


network and other equipment and for construction services are included in the total anticipated expenditures. In addition, CoreComm Limited has purchased commitments of approximately $1,700,000 as of June 30, 1998.

CoreComm Limited requires capital for the development of its new businesses and potentially for additional acquisitions. In order to facilitate the funding of these opportunities, the Company is presently planning to contribute $150,000,000 in cash or in-kind to CoreComm Limited and spinning out 100% of CoreComm Limited to the Company's shareholders. In August 1998, a wholly-owned indirect subsidiary of the Company, CCPR Services, Inc. ("Services") entered into a $170,000,000 credit agreement with various banks. Services has borrowed $155,000,000 which, along with cash on hand of $7,000,000, was used to repay amounts due to CCPR (the parent of Services) of $30,000,000, to purchase a 23.5% interest in SJCTC from CCPR for cash of $120,000,000, to pay fees incurred in connection with the new bank loan of approximately $3,000,000 and to make a term loan to SJCTC of $8,900,000 in order for SJCTC to repay its note payable to a third party, which repayment was a condition of the bank loan. CCPR used $30,000,000 to repay most of its loan payable to the Company, and CCPR made a cash distribution of $120,000,000 to the Company. The Company is planning to make a capital contribution to CoreComm Limited of $150,000,000 in cash or in-kind prior to the spin-off.

Services has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at Services' option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of CCPR and subsidiaries' debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on Services' borrowings as of August 12, 1998 was 8%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005.

In connection with the bank loan, CCPR has pledged to the banks the stock of its subsidiaries and CCPR and its subsidiaries have given the banks a security interest in their assets. CCPR and its other subsidiaries have guaranteed the payment in full when due of the principal, interest and fees owing under the bank loan. The bank loan also includes, among other things, restrictions on CCPR and its subsidiaries (i) dividend payments, (ii) acquisitions, (iii) investments, (iv) sales and dispositions of assets, (v) additional indebtedness and (vi) liens. The bank loan requires that CCPR and subsidiaries maintain certain ratios of indebtedness to cash flow, fixed charges to cash flow and debt service to cash flow.

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

                     CoreComm Incorporated and Subsidiaries


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

The Company will be highly leveraged after the spin-off of CoreComm Limited and as a result of the new bank loan. Such leverage could limit the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes, increases its vulnerability to adverse changes in general economic conditions or increases in interest rates, and requires that a substantial portion of cash flow from operations be dedicated to debt service requirements. The leveraged nature of the Company and the Company's continued compliance with the restrictions in its debt agreements could limit its ability to respond to market conditions, meet extraordinary capital needs or restrict other business activities such as acquisitions. In addition, the Company is a holding company with no significant assets other than its investments in and advances to its subsidiaries. The Company is therefore dependent upon receipt of funds from its subsidiaries to meet its own obligations, however the debt agreements effectively prevent the payment of dividends, loans or other distributions to the Company. The Company expects to be able to meet its consolidated capital requirements at least through the next twelve months with cash and cash equivalents on hand, cash from operations and borrowings under the new bank loan.

In April 1996, the Board of Directors authorized the repurchase of up to an additional 750,000 shares of the Company's common stock through open market purchases as market conditions warrant. This repurchase plan is in addition to a previously announced repurchase plan for up to 250,000 shares. As of June 30, 1998, the Company has repurchased 590,000 shares for an aggregate of $15,207,000, of which 207,000 shares that cost an aggregate of $6,145,000 were retired.

Cash provided by operating activities was $20,219,000 and $14,428,000 for the six months ended June 30, 1998 and 1997, respectively. The increase is primarily a result of an increase in operating income and changes in operating assets and liabilities. Purchases of property, plant and equipment of $13,307,000 in 1998 were primarily for additional cell sites and increased capacity in CCPR's cellular and paging networks, including $232,000 for CoreComm Limited property, plant and equipment purchases. In 1998, an indirect subsidiary of CoreComm Limited, Cortelyou Communications Corp., acquired 15 Block A LMDS licenses in Ohio for cash of $25,241,0000 plus $115,000 in auction and license application related costs (an aggregate of $25,356,000). In January 1998, SJCTC purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. Including costs incurred in connection with the acquisition of $286,000, total cash paid was $8,686,000. CoreComm Limited acquired three communications related businesses in the United States for cash of $3,715,000 (net of cash acquired).

                     CoreComm Incorporated and Subsidiaries


CCPR's write-offs of accounts receivable, net of recoveries as a percentage of service revenue was 4.1% for the six months ended June 30, 1998 compared to 6.7% for the year ended December 31, 1997. This percentage decreased because CCPR and its subsidiaries have increased prepaid subscribers and improved credit procedures.

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

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in Puerto Rico and the U.S. Virgin Islands for CCPR's business and in Ohio and certain other portions of the United States for CoreComm Limited's business, industry trends, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, and availability, terms and deployment of capital.

                     CoreComm Incorporated and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On June 3, 1998, the Company held its annual meeting of stockholders. The following management proposals were adopted: (i) the reelection of Alan J. Patricof and Warren Potash to the Board of Directors and (ii) the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for 1998.

          The stockholders approved the election of Alan J. Patricof by a vote of 13,128,097 shares in favor and 9,203 shares withheld from voting. The stockholders approved the election of Warren Potash by a vote of 13,128,097 shares in favor and 9,203 shares withheld from voting. The stockholders approved the second proposal by a vote of 13,129,796 shares in favor, 2,371 shares against and 5,133 shares abstaining from voting.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27. Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the quarter ended June 30, 1998, the Company filed the following current reports on Form 8-K:

          (i)  Report  dated  April 21,  1998,  reporting  under  Item 5,  Other
               Events, that the Company acquired all of the assets of the Wireless Outlet.

          (ii) Report dated June 10, 1998, reporting under Item 5, Other Events, that the Company filed a Form 10 Registration Statement with the Securities and Exchange Commission.

          No financial statements were filed with these reports.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CORECOMM INCORPORATED



Date:  August 12, 1998                      By: /s/ J. Barclay Knapp
                                               ------------------------------
                                               J. Barclay Knapp
                                               President



Date:  August 12, 1998                      By: /s/ Gregg Gorelick
                                               ------------------------------
                                               Gregg Gorelick
                                               Vice President-Controller
                                               (Principal Accounting Officer)