Form 10-Q
period 1998-09-30
CELLULAR COMMUNICATIONS OF PUERTO RICO INC /DE/
filed 1998-11-16
CIK 1032030

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.                 19869-99
                    ------------------------------------------------------------

                  CELLULAR COMMUNICATIONS OF PUERTO RICO, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       (On September 1, 1998, the name of the Registrant was changed from CoreComm Incorporated to Cellular Communications of Puerto Rico, Inc.)

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

The number of shares outstanding of the issuer's common stock as of September 30, 1998 was 13,203,713.

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries

                                      Index



PART I.  FINANCIAL INFORMATION                                              Page
------   ---------------------                                              ----

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
         September 30, 1998 and December 31, 1997 ........................    2

         Condensed Consolidated Statements of Operations -
         Three and nine months ended September 30, 1998 and 1997 .........    3

         Condensed Consolidated Statement of Shareholders'
         Equity (Deficiency) -
         Nine months ended September 30, 1998 ............................    4

         Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1998 and 1997 ...................    5

         Notes to Condensed Consolidated Financial Statements ............    6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition ..............................   11

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................   19

SIGNATURES ...............................................................   20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                    1998                 1997
                                                               ----------------------------------
                                                                 (Unaudited)           (See Note)
ASSETS
Current assets:
   Cash and cash equivalents                                   $  22,376,000        $  11,783,000
   Marketable securities                                          17,214,000           62,666,000
   Accounts receivable - trade, less allowance for doubtful
     accounts of $1,758,000 (1998) and $2,106,000 (1997)          20,020,000           19,043,000
   Equipment inventory                                             5,853,000            2,882,000
   Prepaid expenses and other current assets                       7,235,000            7,147,000
                                                               ----------------------------------
Total current assets                                              72,698,000          103,521,000

Property, plant and equipment, net                               124,170,000          128,451,000
Unamortized license acquisition costs                            170,806,000          157,467,000
Deferred financing costs, less accumulated amortization
   of $1,164,000 (1998) and $584,000 (1997)                        8,788,000            6,206,000
Other assets, less accumulated amortization of
   $793,000 (1998) and $1,088,000 (1997)                           1,376,000            1,631,000
                                                               ----------------------------------
                                                               $ 377,838,000        $ 397,276,000
                                                               ==================================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
   Accounts payable                                            $  10,855,000        $   6,873,000
   Accrued expenses                                               12,937,000           11,730,000
   Due to NTL Incorporated                                           487,000               71,000
   Interest payable                                                4,845,000            8,333,000
   Deferred revenue                                                5,723,000            3,952,000
                                                               ----------------------------------
Total current liabilities                                         34,847,000           30,959,000

Long-term debt                                                   355,000,000          200,000,000
Obligation under capital lease                                     9,234,000            9,456,000
Commitments and contingent liabilities

Shareholders' equity (deficiency):
   Series preferred stock - $.01 par value; authorized
     2,500,000 shares; issued and outstanding none                         -                    -
   Common stock - $.01 par value; authorized 30,000,000
     shares; issued 13,587,000 (1998) and 13,565,000
     (1997) shares                                                   136,000              136,000
   Additional paid-in capital                                     97,730,000          226,490,000
   Deferred stock option expense                                 (26,321,000)                   -
   (Deficit)                                                     (83,726,000)         (60,703,000)
                                                               ----------------------------------
                                                                 (12,181,000)         165,923,000
   Treasury stock - at cost, 383,000 shares                       (9,062,000)          (9,062,000)
                                                               ----------------------------------
                                                                 (21,243,000)         156,861,000
                                                               ----------------------------------
                                                               $ 377,838,000        $ 397,276,000
                                                               ==================================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date.

See accompanying notes.

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30                      SEPTEMBER 30
                                                      -----------------------------    ------------------------------
                                                           1998            1997             1998              1997
                                                      -----------------------------    ------------------------------
REVENUES:
Service revenue                                       $  40,900,000    $ 31,541,000    $ 113,667,000    $  99,587,000
Equipment revenue                                         5,680,000       4,672,000       16,193,000       12,335,000
                                                      -----------------------------    ------------------------------
                                                         46,580,000      36,213,000      129,860,000      111,922,000

COSTS AND EXPENSES:
Cost of equipment sold                                    5,094,000       5,258,000       14,563,000       14,331,000
Operating expenses                                        5,550,000       4,555,000       14,968,000       12,783,000
Selling, general and administrative expenses             20,952,000      18,035,000       56,639,000       54,513,000
Compensation charge                                      21,758,000               -       21,758,000                -
Depreciation of rental equipment                            312,000         233,000          828,000          608,000
Depreciation expense                                      6,731,000       4,831,000       19,100,000       12,823,000
Amortization expense                                      1,741,000       1,610,000        5,141,000        4,821,000
                                                      -----------------------------    ------------------------------
                                                         62,138,000      34,522,000      132,997,000       99,879,000
                                                      -----------------------------    ------------------------------
Operating income (loss)                                 (15,558,000)      1,691,000       (3,137,000)      12,043,000

OTHER INCOME (EXPENSE):
Interest income and other, net                              284,000         876,000        1,464,000        2,861,000
Interest expense                                         (6,958,000)     (5,200,000)     (17,718,000)     (14,261,000)
                                                      -----------------------------    ------------------------------
Income (loss) before income taxes and
   extraordinary item                                   (22,232,000)     (2,633,000)     (19,391,000)         643,000
Income tax provision (benefit)                           (2,796,000)        104,000       (3,632,000)      (1,241,000)
                                                      -----------------------------    ------------------------------
Loss before extraordinary item                          (25,028,000)     (2,529,000)     (23,023,000)        (598,000)
Loss from early extinguishment of debt,
   net of income tax benefit of $108,000                          -        (117,000)               -       (3,959,000)
                                                      -----------------------------    ------------------------------
Net loss                                              $ (25,028,000)   $ (2,646,000)   $ (23,023,000)   $  (4,557,000)
                                                      =============================    ==============================

Basic and diluted net loss per common share:
   Loss before extraordinary item                     $       (1.90)   $       (.19)   $       (1.75)   $        (.05)
   Extraordinary item                                             -            (.01)               -             (.30)
                                                      -----------------------------   ------------------------------
Net loss                                              $       (1.90)   $       (.20)   $       (1.75)   $        (.35)
                                                      =============================    ==============================


See accompanying notes.

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries
      Condensed Consolidated Statement of Shareholders' Equity (Deficiency)
                                   (Unaudited)


                                      COMMON STOCK           ADDITIONAL       DEFERRED                          TREASURY STOCK
                                -----------------------       PAID-IN       STOCK OPTION                   ------------------------
                                  SHARES        AMOUNT        CAPITAL         EXPENSE        (DEFICIT)      SHARES         AMOUNT
                                ---------------------------------------------------------------------------------------------------
Balance, December 31, 1997      13,565,000    $ 136,000   $ 226,490,000                   $ (60,703,000)   (383,000)   $ (9,062,000)
Exercise of stock options           22,000                      262,000
Distribution of subsidiary to
   shareholders                                            (177,101,000)
Deferred stock option expense                                48,079,000   $ (48,079,000)
Compensation charge                                                          21,758,000
Net (loss) for the nine months
   ended September 30, 1998                                                                 (23,023,000)
                                ---------------------------------------------------------------------------------------------------
Balance, September 30, 1998     13,587,000    $ 136,000   $  97,730,000   $ (26,321,000)  $ (83,726,000)   (383,000)   $ (9,062,000)
                                ===================================================================================================

See accompanying notes.

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30
                                                                 ----------------------------------
                                                                       1998                1997
                                                                 ----------------------------------
Net cash provided by operating activities                        $   29,308,000      $   15,537,000
                                                                 ----------------------------------

INVESTING ACTIVITIES
Payment of the LMDS license fee and related costs                   (25,365,000)                  -
Cost of cellular license interest                                    (8,686,000)           (146,000)
Distribution of subsidiary to shareholders                         (150,904,000)                  -
Acquisition of subsidiaries, net of cash acquired                    (3,715,000)                  -
Purchase of property, plant and equipment                           (18,928,000)        (33,621,000)
Purchase of marketable securities                                   (44,914,000)        (74,393,000)
Proceeds from maturities of marketable securities                    90,798,000          54,920,000
                                                                 ----------------------------------
Net cash (used in) investing activities                            (161,714,000)        (53,240,000)
                                                                 ----------------------------------

FINANCING ACTIVITIES
Repayment of debt                                                    (8,900,000)       (115,000,000)
Proceeds from bank loan, net of financing costs                     151,838,000                   -
Proceeds from issuance of Notes, net of financing costs                       -         193,694,000
Purchase of treasury stock                                                    -            (688,000)
Principal payments of capital lease obligation                         (201,000)           (131,000)
Proceeds from exercise of stock options                                 262,000             287,000
                                                                 ----------------------------------
Net cash provided by financing activities                           142,999,000          78,162,000
                                                                 ----------------------------------

Increase in cash and cash equivalents                                10,593,000          40,459,000
Cash and cash equivalents at beginning of period                     11,783,000           2,307,000
                                                                 ----------------------------------
Cash and cash equivalents at end of period                       $   22,376,000      $   42,766,000
                                                                 ==================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive
    of amounts capitalized                                       $   21,205,000      $   12,606,000
Income taxes paid                                                       781,000           4,353,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Liabilities incurred to acquire property, plant and equipment    $    1,373,000      $    2,365,000
Long-term debt issued to acquire cellular license interest            8,900,000                   -
Capital lease obligation incurred to acquire office building                  -           9,922,000


See accompanying notes.

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)




NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company has adopted SFAS No. 130, which had no effect on the consolidated financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company is assessing whether changes in reporting will be required upon the adoption of this new standard. The Company will adopt SFAS No. 131 for its fiscal year ending December 31, 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. Management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE B - DISTRIBUTION OF SUBSIDIARY TO SHAREHOLDERS

In September 1998, the Company completed the distribution of all the common stock of its wholly-owned subsidiary, CoreComm Limited, on a one-for-one basis to its shareholders. Prior to the distribution, the Company made a cash contribution of $150,000,000 to CoreComm Limited using proceeds from the new bank loan. In April and June 1998, the Company acquired certain businesses in acquisitions that were accounted for as purchases. Accordingly, the net assets and results of operations of the acquired businesses have been included in the consolidated financial statements from the dates of acquisition. In March 1998, a former subsidiary of the Company, Cortelyou Communications Corp. ("Cortelyou") was the successful bidder for an aggregate of $25,241,000 for 15 Block A Local Multipoint Distribution Service ("LMDS") licenses in Ohio. In June 1998, the Company funded Cortelyou's payment of its bid. The acquired businesses and Cortelyou were contributed to CoreComm Limited prior to the distribution.

In connection with the distribution, the Company made an equitable adjustment to certain employee and non-employee director stock options. The deferred stock option expense included in shareholders' deficiency of $48,079,000 is a non-cash charge recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company recognized $21,758,000 as a non-cash compensation charge through September 30, 1998. The remaining $26,321,000 will be charged to compensation expense over the vesting period of the stock options as follows: $10,034,000 in the fourth quarter of 1998, $10,481,000 in 1999,
$4,550,000 in 2000 and $1,256,000 in 2001.

NOTE C - UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                                   September 30,    December 31,
                                                       1998             1997
                                                  -----------------------------
                                                    (Unaudited)

  Deferred cellular license costs                 $   5,935,000   $   5,935,000
  Excess of purchase price paid over the fair
     market value of tangible assets acquired       207,052,000     189,466,000
                                                  -----------------------------
                                                    212,987,000     195,401,000
  Accumulated amortization                           42,181,000      37,934,000
                                                  -----------------------------
                                                  $ 170,806,000   $ 157,467,000
                                                  =============================

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE C - UNAMORTIZED LICENSE ACQUISITION COSTS (CONTINUED)

In January 1998, the San Juan Cellular Telephone Company ("SJCTC"), a wholly-owned indirect subsidiary of the Company, purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. Costs of $286,000 were incurred in connection with this acquisition.

NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                                SEPTEMBER 30,       DECEMBER 31,
                                                    1998                1997
                                               --------------------------------
                                                 (Unaudited)

  Land                                         $   1,951,000      $   1,951,000
  Office building                                  9,922,000          9,922,000
  Operating equipment                            137,326,000        127,534,000
  Office furniture and other equipment            31,439,000         24,546,000
  Rental equipment                                 3,044,000          1,745,000
  Construction in progress                         8,064,000         12,533,000
                                               --------------------------------
                                                 191,746,000        178,231,000
  Accumulated depreciation                        67,576,000         49,780,000
                                               --------------------------------
                                               $ 124,170,000      $ 128,451,000
                                               ================================

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of:

                                                 SEPTEMBER 30,      DECEMBER 31,
                                                      1998              1997
                                                 ------------------------------
                                                  (Unaudited)

  Accrued compensation                           $  1,398,000      $    765,000
  Accrued equipment purchases                         243,000         1,427,000
  Accrued franchise, property and income taxes      5,363,000         3,489,000
  Commissions payable                                 616,000         1,143,000
  Subscriber deposits                               1,389,000         1,544,000
  Other                                             3,928,000         3,362,000
                                                 ------------------------------
                                                 $ 12,937,000      $ 11,730,000
                                                 ==============================

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE F - LONG-TERM DEBT

Long-term debt consists of:

                                       SEPTEMBER 30,         DECEMBER 31,
                                           1998                  1997
                                      -----------------------------------
                                        (Unaudited)

  Senior Subordinated Notes           $ 200,000,000         $ 200,000,000
  Bank loan                             155,000,000                     -
                                      -----------------------------------
                                      $ 355,000,000         $ 200,000,000
                                      ===================================

In August 1998, a wholly-owned indirect subsidiary of the Company, CCPR Services, Inc. ("Services") entered into a $170,000,000 credit agreement with various banks and borrowed $155,000,000. The Company made a capital contribution to its wholly-owned subsidiary, CoreComm Limited, of $150,000,000 in cash using proceeds from the bank loan and distributed 100% of the common stock of CoreComm Limited to the Company's shareholders. Services has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at Services' option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of CCPR, Inc. and subsidiaries' debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on Services' borrowings as of September 30, 1998 was 8%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005. Services incurred costs of $3,162,000 in connection with the bank loan which are included in deferred financing costs.

In connection with the bank loan, CCPR, Inc. (a wholly-owned subsidiary of the Company and the parent company of Services) has pledged to the banks the stock of its subsidiaries and CCPR, Inc. and its subsidiaries have given the banks a security interest in their assets. CCPR, Inc. and its other subsidiaries have guaranteed the payment in full when due of the principal, interest and fees owing under the bank loan. The bank loan also includes, among other things, restrictions on CCPR, Inc. and its subsidiaries (i) dividend payments, (ii) acquisitions, (iii) investments, (iv) sales and dispositions of assets, (v) additional indebtedness and (vi) liens. The bank loan requires that CCPR, Inc. and subsidiaries maintain certain ratios of indebtedness to cash flow, fixed charges to cash flow and debt service to cash flow.

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (Unaudited) (continued)


NOTE G - NET LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted net loss per common share:

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30                         SEPTEMBER 30
                                                        ---------------------------------------------------------------------
                                                              1998             1997                1998             1997
                                                        ---------------------------------------------------------------------
  Numerator:
  Loss before extraordinary item                        $ (25,028,000)    $ (2,529,000)        $ (23,023,000)    $   (598,000)
  Extraordinary item                                                -         (117,000)                    -       (3,959,000)
                                                        ---------------------------------------------------------------------
  Net loss                                              $ (25,028,000)    $ (2,646,000)        $ (23,023,000)    $ (4,557,000)
                                                        ---------------------------------------------------------------------

  Denominator for basic net loss per common share          13,196,000       13,074,000            13,187,000       13,073,000
  Effect of dilutive securities                                     -                -                     -                -
                                                        ---------------------------------------------------------------------
  Denominator for diluted net loss per common share        13,196,000       13,074,000            13,187,000       13,073,000
                                                        ---------------------------------------------------------------------

  Basic and diluted net loss per common share:
      Loss before extraordinary item                    $       (1.90)    $       (.19)        $       (1.75)    $       (.05)
      Extraordinary item                                            -             (.01)                    -             (.30)
                                                        ---------------------------------------------------------------------
      Net loss                                          $       (1.90)    $       (.20)        $       (1.75)    $       (.35)
                                                        =====================================================================

The shares issuable upon the exercise of stock options are excluded from the computation as their effect would be antidilutive.

NOTE H - COMMITMENTS AND CONTINGENT LIABILITIES

As of September 30, 1998, the Company was committed to purchase approximately $2,900,000 for cellular network and other equipment and for construction services. In addition, as of September 30, 1998, the Company had commitments to purchase telephones, pagers and accessories of approximately $2,400,000.

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

NOTE I - EXCHANGE OFFER

In October 1998, the Company commenced an offer to exchange $15.00 principal amount of a new issue of 15% Subordinated Notes due 2008 (the "Notes") in exchange for each share of its common stock up to 3,500,000 shares. Interest on the Notes will be payable semi-annually; the first year in cash and, at the option of the Company, subsequent payments may be paid in cash or through the issuance of additional Notes. The exchange offer will expire on December 4, 1998.

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                              RESULTS OF OPERATIONS

Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated) (the "Company") was formed in January 1997 to own and operate CCPR, Inc.
(formerly Cellular Communications of Puerto Rico, Inc.) and to pursue communications related opportunities outside of Puerto Rico and the U.S. Virgin Islands. CCPR, Inc., through its wholly-owned subsidiaries, owns and operates cellular and paging systems in Puerto Rico and the U.S. Virgin Islands. In April and June 1998, the Company acquired three communications related businesses in the United States. These businesses were contributed to the Company's former wholly-owned subsidiary, CoreComm Limited, prior to the distribution of CoreComm Limited to the Company's shareholders in September 1998. The Company consolidated the results of operations of the acquired businesses from the dates of acquisition through the date of distribution in September 1998. The results of the acquired businesses are not included in the 1997 consolidated results.

In September 1998, Hurricane Georges struck Puerto Rico and the U.S. Virgin Islands. The Company's insurance is expected to cover nearly all of the expenses associated with restoring its service and the cost of repairing and replacing damaged equipment and facilities. In addition, the Company has business interruption insurance so it is not expected to incur an uninsured material loss from the Company's cell sites that were out of service. The Company received $1,000,000 from its insurance company in November 1998 as a partial payment of its claim, which was included in the results of operations in the third quarter. The Company has not completed discussions with its insurance carriers and their adjusters regarding the total amount to be received by the Company.

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
----------------------------------------------

Service revenue increased to $40,900,000 from $31,541,000. Service revenue includes $1,676,000 in 1998 from acquired businesses. For CCPR, Inc.'s cellular and paging business in Puerto Rico and the U.S. Virgin Islands, lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in average monthly revenue per cellular subscriber for the third quarter decreasing to $53 in 1998 from $59 in 1997. The Company expects these trends to continue for the foreseeable future. Ending subscribers were 264,700 and 181,900 as of September 30, 1998 and 1997, respectively. Ending pagers in use were 54,300 and 45,500 as of September 30, 1998 and 1997, respectively.

The income (loss) from equipment, before depreciation of rental equipment, increased to income of $586,000 from a loss of $586,000 primarily because CCPR, Inc. is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change. The Company intends to continue to sell telephones at or above cost to prepaid subscribers. The Company expects the growth in prepaid subscribers to continue, therefore the Company expects the trend in equipment income to continue for the foreseeable future. The income from equipment in 1998 includes $15,000 from acquired businesses.

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries


Operating expenses increased to $5,550,000 from $4,555,000. Operating expenses include $1,256,000 in 1998 from acquired businesses. For CCPR, Inc.'s cellular and paging business in Puerto Rico and the U.S. Virgin Islands, operating expenses decreased to $4,294,000 from $4,555,000 primarily due to the elimination of the expense accrual for the proposed Puerto Rico universal service charge in the fourth quarter of 1997. Subsidiaries of the Company were recording an estimate for this proposed charge in operating expenses through September 30, 1997. The total expense accrual of $1,644,000 was reversed in the fourth quarter of 1997 after the Puerto Rico Telecommunications Regulatory Board announced that the proposed retroactive application of the universal service charge to January 1997 had been eliminated. After adjusting for the reversal of $520,000 charged to expense in the third quarter of 1997, operating expenses increased to $4,294,000 from $4,035,000 due to additional costs associated with the expanded network (including paging operations). CCPR, Inc.'s operating expenses as a percentage of service revenue decreased to 11% in 1998 from 13% (after adjustment) in 1997.

Selling, general and administrative expenses increased to $20,952,000 from $18,035,000. Selling, general and administrative expenses include $2,691,000 in 1998 from acquired businesses and general and administrative expenses of the Company of $1,160,000 in 1998 and $323,000 in 1997. For CCPR, Inc.'s cellular and paging business in Puerto Rico and the U.S. Virgin Islands, selling, general and administrative expenses decreased to $17,101,000 from $17,712,000 as a result of all of the following: a decrease in selling and marketing costs, bad debt expense and subscriber billing expense. The decreases in selling and marketing costs, bad debt expense and subscriber billing expense were 8%, 65% and 11%, respectively, of the $611,000 decrease. These decreases were partially offset by an increase in property taxes due to an increase in taxable property which was (29)% of the decrease.

Compensation charge of $21,758,000 in 1998 is a non-cash charge recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" due to an equitable adjustment made to certain employee and non-employee director stock options in connection with the distribution of CoreComm Limited. The Company has $26,321,000 of deferred stock option expense as of September 30, 1998 that will be charged as non-cash compensation expense over the vesting period of the stock options as follows: $10,034,000 in the fourth quarter of 1998, $10,481,000 in 1999, $4,550,000 in 2000 and $1,256,000 in 2001.

Depreciation of rental equipment increased to $312,000 from $233,000 due to an increase in the number of rental telephones and pagers.

Depreciation expense increased to $6,731,000 from $4,831,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $1,741,000 from $1,610,000 primarily due to an increase in deferred financing costs.

Interest income and other, net, decreased to $284,000 from $876,000 primarily due to losses on the disposal of cell site equipment damaged by Hurricane Georges of approximately $400,000, net of partial payment of claims. Interest income decreased to $679,000 from $900,000.

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries


Interest expense increased to $6,958,000 from $5,200,000 as a result of the new bank loan commencing in August 1998.

The provision for income taxes increased to a provision of $2,796,000 from a benefit of $104,000 as a result of a tax provision of $2,200,000 in connection with transactions related to the distribution and an increase in Puerto Rico and U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

The loss from early extinguishment of debt of $117,000 in 1997 is due to an adjustment to the estimated Puerto Rico income tax benefit from the loss.

NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
---------------------------------------------

Service revenue increased to $113,667,000 from $99,587,000. Service revenue includes $2,876,000 in 1998 from acquired businesses. For CCPR, Inc.'s cellular and paging business in Puerto Rico and the U.S. Virgin Islands, lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in average monthly revenue per cellular subscriber for the nine months ended September 30 decreasing to $53 in 1998 from $65 in 1997. The Company expects these trends to continue for the foreseeable future. Ending subscribers were 264,700 and 181,900 as of September 30, 1998 and 1997, respectively. Ending pagers in use were 54,300 and 45,500 as of September 30, 1998 and 1997, respectively.

The income (loss) from equipment, before depreciation of rental equipment, increased to income of $1,630,000 from a loss of $1,996,000 primarily because CCPR, Inc. is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change. The Company intends to continue to sell telephones at or above cost to prepaid subscribers. The Company expects the growth in prepaid subscribers to continue, therefore the Company expects the trend in equipment income to continue for the foreseeable future. The income from equipment in 1998 includes $60,000 from acquired businesses.

Operating expenses increased to $14,968,000 from $12,783,000. Operating expenses include $2,308,000 in 1998 from acquired businesses. For CCPR, Inc.'s cellular and paging businesses in Puerto Rico and the U.S. Virgin Islands, operating expenses decreased to $12,660,000 from $12,783,000 primarily due to the elimination of the expense accrual for the proposed Puerto Rico universal service charge in the fourth quarter of 1997. Subsidiaries of the Company were recording an estimate for this proposed charge in operating expenses through September 30, 1997. The total expense accrual of $1,644,000 was reversed in the fourth quarter of 1997 after the Puerto Rico Telecommunications Regulatory Board announced that the proposed retroactive application of the universal service charge to January 1997 had been eliminated. After adjusting for the expense reversal, operating expenses increased to $12,660,000 from $11,139,000 due to increased usage of the network and additional costs associated with the expanded network (including paging operations). CCPR, Inc.'s operating expenses as a percentage of service revenue was 11% in 1998 and in 1997 (after adjustment).

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries


Selling, general and administrative expenses increased to $56,639,000 from $54,513,000. Selling, general and administrative expenses include $4,108,000 in 1998 from acquired businesses and general and administrative expenses of the Company of $2,488,000 in 1998 and $820,000 in 1997. For CCPR, Inc.'s cellular and paging businesses in Puerto Rico and the U.S. Virgin Islands, selling, general and administrative expenses decreased to $50,043,000 from $53,693,000 as a result of all of the following: a decrease in selling and marketing costs, bad debt expense and subscriber billing expense. The decreases in selling and marketing costs, bad debt expense and subscriber billing expense were 33%, 42% and 11%, respectively, of the total $3,650,000 decrease. These decreases were partially offset by an increase in property taxes due to an increase in taxable property which was (24)% of the decrease.

Compensation charge of $21,758,000 in 1998 is a non-cash charge recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" due to an equitable adjustment made to certain employee and non-employee director stock options in connection with the distribution of CoreComm Limited. The Company has $26,321,000 of deferred stock option expense as of September 30, 1998 that will be charged as non-cash compensation expense over the vesting period of the stock options as follows: $10,034,000 in the fourth quarter of 1998, $10,481,000 in 1999, $4,550,000 in 2000 and $1,256,000 in 2001.

Depreciation of rental equipment increased to $828,000 from $608,000 due to an increase in the number of rental telephones and pagers.

Depreciation expense increased to $19,100,000 from $12,823,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $5,141,000 from $4,821,000 due to increases in license acquisition costs and deferred financing costs.

Interest income and other, net, decreased to $1,464,000 from $2,861,000 primarily due to losses on disposal of cell site equipment damaged by Hurricane Georges of approximately $400,000, net of partial payment of claims. Interest income decreased to $1,805,000 from $3,006,000 due to a decrease in amounts available for short term investment.

Interest expense increased to $17,718,000 from $14,261,000 as a result of the office building capital lease obligation beginning in April 1997, the issuance of the subsidiary note payable in January 1998 and the new bank loan commencing in August 1998.

The provision for income taxes increased to $3,632,000 from $1,241,000 as a result of a tax provision of $2,200,000 in connection with transactions related to the distribution and an increase in Puerto Rico and U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

In connection with the termination of a bank loan, CCPR, Inc. recorded an extraordinary loss of $4,067,000 in 1997 ($3,959,000 net of income tax benefit) from the write-off of unamortized deferred financing costs.

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries

                         LIQUIDITY AND CAPITAL RESOURCES

CCPR, Inc. requires capital to expand its cellular and paging network and for debt service. CCPR, Inc. is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. CCPR, Inc. expects to use approximately $9,500,000 in the fourth quarter of 1998 and $30,700,000 in 1999 for contemplated additions to the cellular network, the paging network and for other non-cell site related capital expenditures. CCPR, Inc.'s commitments at September 30, 1998 of $2,900,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures.

In August 1998, a wholly-owned indirect subsidiary of the Company, CCPR Services, Inc. ("Services") entered into a $170,000,000 credit agreement with various banks and borrowed $155,000,000. The Company made a capital contribution to CoreComm Limited of $150,000,000 in cash using proceeds from the bank loan and distributed 100% of the common stock of CoreComm Limited to the Company's shareholders. Services has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at Services' option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of CCPR and subsidiaries' debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on Services' borrowings as of September 30, 1998 was 8%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005. Services incurred costs of $3,162,000 in connection with the bank loan which are included in deferred financing costs.

In connection with the bank loan, Services' parent company, CCPR, Inc. has pledged to the banks the stock of its subsidiaries and CCPR, Inc. and its subsidiaries have given the banks a security interest in their assets. CCPR, Inc. and its other subsidiaries have guaranteed the payment in full when due of the principal, interest and fees owing under the bank loan. The bank loan also includes, among other things, restrictions on CCPR, Inc. and its subsidiaries
(i) dividend payments, (ii) acquisitions, (iii) investments, (iv) sales and dispositions of assets, (v) additional indebtedness and (vi) liens. The bank loan requires that CCPR, Inc. and subsidiaries maintain certain ratios of indebtedness to cash flow, fixed charges to cash flow and debt service to cash flow.

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. Approximately $116,000,000 of the proceeds were used to repay the $115,000,000 principal outstanding plus accrued interest and fees under a bank loan. The Notes are due on February 1, 2007. Interest on the Notes is payable semiannually on February 1 and August 1. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain convenants with respect to Services, CCPR, Inc. and certain subsidiaries that limit their

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries


ability to, among other things: (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments, (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

In October 1998, the Company commenced an offer to exchange $15.00 principal amount of a new issue of 15% Subordinated Notes due 2008 (the "15% Notes") in exchange for each share of its common stock up to 3,500,000 shares. Interest on the 15% Notes will be payable semi-annually; the first year in cash and, at the option of the Company, subsequent payments may be paid in cash or through the issuance of additional 15% Notes. The exchange offer will expire on December 4, 1998.

The  Company  is  highly  leveraged  as a result  of the new  bank  loan and the distribution of CoreComm Limited. Such leverage could limit the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes, increases its vulnerability to adverse changes in general economic conditions or increases in interest rates, and requires that a substantial portion of cash flow from operations be dedicated to debt service requirements. The leveraged nature of the Company and the Company's continued compliance with the restrictions in its debt agreements could limit its ability to respond to market conditions, meet extraordinary capital needs or restrict other business activities such as acquisitions. In addition, the Company is a holding company with no significant assets other than its investments in and advances to its subsidiaries. The Company is therefore dependent upon receipt of funds from its subsidiaries to meet its own obligations, however the debt agreements effectively prevent the payment of dividends, loans or other distributions to the Company. The Company expects to be able to meet its consolidated capital requirements at least through the next twelve months with cash and cash equivalents on hand, cash from operations and borrowings under the new bank loan.

Management does not anticipate that the Company and its subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of the outstanding indebtedness. Accordingly, the Company will be required to consider a number of measures, including (i) refinancing all or a portion of such indebtedness, (ii) seeking modifications of the terms of such indebtedness, (iii) seeking additional debt financing, which would be subject to obtaining necessary lender consents, (iv) seeking additional equity financing or
(v) a combination of the foregoing. The particular measures the Company may undertake and the ability of the Company to accomplish those measures will depend on the financial condition of the Company and its subsidiaries at the time, as well as a number of factors beyond the control of the Company. No assurance can be given that any of the foregoing measures can be accomplished, or can be accomplished on terms which are favorable to the Company.

The Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company's common stock through open market purchases as market conditions warrant. As of September 30, 1998, the Company has repurchased 590,000 shares for an aggregate of $15,207,000, of which 207,000 shares that cost an aggregate of $6,145,000 were retired.

Cash provided by operating activities was $29,308,000 and $15,537,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase is primarily a result of an

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries


increase in operating income (before the non-cash compensation charge in 1998) and changes in operating assets and liabilities. In September 1998, the Company's cash was reduced by $150,904,000 as a result of the distribution of 100% of the common stock of CoreComm Limited to the Company's shareholders. Purchases of property, plant and equipment of $18,928,000 in 1998 were primarily for additional cell sites and increased capacity in CCPR, Inc.'s cellular and paging networks, including $1,115,000 for CoreComm Limited property, plant and equipment purchases. In April and June 1998, three communications related businesses in the United States were acquired for cash of $3,715,000 (net of cash acquired). In 1998, fifteen Block A LMDS licenses in Ohio were acquired for cash of $25,241,0000 plus $124,000 in auction and license application related costs (an aggregate of $25,365,000). In January 1998, the San Juan Cellular Telephone Company (a wholly-owned subsidiary of CCPR, Inc.) purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. Total cash paid was $8,686,000 including costs incurred in connection with the acquisition of $286,000. The $8,900,000 promissory note was paid in August 1998 as required by the new bank loan.

CCPR, Inc.'s write-offs of accounts receivable, net of recoveries as a percentage of service revenue was 3.8% for the nine months ended September 30, 1998 compared to 6.7% for the year ended December 31, 1997. This percentage decreased because CCPR, Inc. and its subsidiaries have increased prepaid subscribers.

The Company has retained an investment banking firm to act as financial adviser in reviewing strategic alternatives to enhance shareholder value, including the exploration of partnering opportunities in the region through a business combination, an appropriate acquisition, the sale of the Company, or similar transactions. As of the date of this Form 10-Q, the Company is not engaged in any substantive discussions with other parties regarding such a potential transaction.

YEAR 2000

The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans and
(4) implementation and testing.

The Company's assessment is focused on its information technology ("IT") systems, in particular its cellular and paging network and its billing, provisioning and customer service systems. The Company will also evaluate the readiness of third-parties such as utility companies that the Company depends upon for the operation of its network. The Company's leased office space and other non-IT equipment which may have embedded technology that may be affected by the year 2000 problem is being separately assessed. The Company expects to complete the assessment of its IT systems in 1998 and expects to complete the validation and implementation of its IT systems year 2000 readiness by June 1999. The evaluation of the readiness of the major third-parties is still in the assessment phase and is expected to be completed in early 1999. The

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries


Company is also reviewing its detailed contingency plans for potential modifications to address year 2000 issues. This review is expected to be completed by June 1999. The Company estimates that it will incur costs of $2,000,000 to complete the renovation, validation and implementation phases and achieve year 2000 readiness. As the Year 2000 project continues, the Company may discover additional problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 ready. The Company plans to test such third-party systems and products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and test remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in Puerto Rico and the U.S. Virgin Islands, industry trends, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness and availability, terms and deployment of capital.

  Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated)
                                and Subsidiaries


PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27. Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the quarter ended September 30, 1998, the Company filed a current report on Form 8-K dated September 2, 1998 reporting under
          Item 5, Other Events, that the Company conducted a distribution to its shareholders of all the common stock of its wholly-owned subsidiary CoreComm Limited.

          No financial statements were filed with this report.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CELLULAR COMMUNICATIONS OF
                                     PUERTO RICO, INC.



Date:  November 13, 1998             By: /s/ J. Barclay Knapp
                                        --------------------------------------
                                        J. Barclay Knapp
                                        President and Chief Executive Officer



Date:  November 13, 1998             By: /s/ Gregg Gorelick
                                        --------------------------------------
                                        Gregg Gorelick
                                        Vice President-Controller
                                        (Principal Accounting Officer)