Form 10-K
period 1998-12-31
CELLULAR COMMUNICATIONS OF PUERTO RICO INC /DE/
filed 1999-03-31
CIK 1032030

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                                   ------

                                F O R M 10-K

   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 1998

                                     OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From _________ to ________

                        Commission File No. 19869-99

                CELLULAR COMMUNICATIONS OF PUERTO RICO, INC.

           (Exact name of registrant as specified in its charter)


                  Delaware                                    13-3927257
----------------------------------------        ------------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

        110 East 59th Street, New York, New York              10022
         (Address of principal executive offices)         (Zip Code)

                               (212) 906-8481
            (Registrant's telephone number, including area code)

                                 ----------

        Securities registered pursuant to Section 12(b) of the Act:

                                    NONE

        Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, par value $.01 per share
                              (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the Registrant's common stock held by non-affiliates at March 23, 1999, valued in accordance with the Nasdaq Stock Market's National Market closing sale price for the Registrant's common stock, was approximately
$283,519,000.

Number of shares of Common Stock outstanding as at March 23, 1999:  13,821,770

                    DOCUMENTS INCORPORATED BY REFERENCE

Document                                                  Part of 10-K in which
                                                          Incorporated

Definitive proxy statement for the 1999 Annual                  Part III
Meeting of the Stockholders of Cellular
Communications of Puerto Rico, Inc.

                                 * * * * *

This Annual Report on Form 10-K for the year ended December 31, 1998, at the time of filing with the Securities and Exchange Commission, modifies and supersedes all prior documents filed pursuant to Section 13, 14 and 15(d) of the Securities Exchange Act of 1934 for purposes of any offers or sales of any securities after the date of such filing pursuant to any Registration Statement or Prospectus filed pursuant to the Securities Act of 1933 which incorporates by reference this Annual Report.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995:

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan,"' "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in Puerto Rico and US. Virgin Islands, industry trends, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration, and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness, and availability, terms and deployment of capital.


                             TABLE OF CONTENTS

                                                                          Page
PART I
        ITEM 1.  BUSINESS....................................................1
        ITEM 2.  PROPERTY...................................................17
        ITEM 3.  LEGAL PROCEEDINGS..........................................17
        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                 STOCKHOLDERS...............................................17

PART II
        ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                 AND RELATED STOCKHOLDER MATTERS............................18
        ITEM 6.  SELECTED FINANCIAL DATA....................................19
        ITEM 7.  MANAGEMENT'S DISCUSSION AND
                 ANALYSIS OF RESULTS OF OPERATIONS
                 AND FINANCIAL CONDITION....................................20
        ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE
                 ABOUT MARKET RISK..........................................27
        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
                 DATA.......................................................27
        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH
                 ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                 DISCLOSURE.................................................28

PART III
        ITEMS 10, 11, 12 AND 13.............................................28

PART IV
        ITEM 14. EXHIBITS, FINANCIAL STATEMENT
                 SCHEDULES AND REPORTS ON FORM 8-K..........................28

EXHIBIT INDEX...............................................................29

SIGNATURES..................................................................31

INDEX TO FINANCIAL STATEMENTS..............................................F-1


                                   PART I

ITEM 1.        BUSINESS

GENERAL

               Cellular Communications of Puerto Rico, Inc. (the "Company"), through wholly and majority owned entities, owns, operates and markets cellular and paging systems in the Commonwealth of Puerto Rico and the U.S. Virgin Islands and conducts other telecommunications related operations described below. From time to time the Company reviews opportunities in other telecommunications related industries in Puerto Rico and the U.S. Virgin Islands. The Company's executive offices are located at 110 East 59th Street, New York, New York 10022 and its telephone number is
(212) 906-8481.

               The Company is a Delaware corporation that was incorporated on January 13, 1997. From January 31, 1997 to September 2, 1998 (the "Spin-off Date"), the Company was known as CoreComm Incorporated. On the Spin-off Date, the Company changed its name from CoreComm Incorporated to Cellular Communications of Puerto Rico, Inc. and distributed to its shareholders on a one-for-one basis all of the shares of its wholly-owned subsidiary, CoreComm Limited. Prior to January 31, 1997 (the "Merger Date") a predecessor of the Company was known as Cellular Communications of Puerto Rico, Inc. ("Old CCPR"). From its date of incorporation until the Merger Date, the Company was a wholly-owned subsidiary of Old CCPR. On the Merger Date, Old CCPR effected a corporate restructuring (the "Restructuring") whereby shareholders of Old CCPR became shareholders of the Company on a one-for-one basis upon the completion of a merger of Old CCPR with and into a subsidiary of the Company. As a result of the Restructuring, the Company replaced Old CCPR as the publicly traded entity and Old CCPR became a wholly-owned subsidiary of the Company.

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


THE  U.S. VIRGIN ISLANDS

               The U.S. Virgin Islands has been a territory of the United States since 1917. Virgin Islanders are U.S. citizens with non-voting representation in Congress, who cannot vote in national elections unless they reside in the United States. The system of government is modeled after the state governments of the United States, with three main branches of government. The executive branch is headed by a Governor, elected every four years through a direct vote. The legislative branch consists of one chamber having 14 members. The judicial system is closely linked to the United States system with a Territorial Court that has jurisdiction over local matters and a United States District Court, which falls under the jurisdiction of the Third Circuit, United States Court of Appeals. Judicial decisions may be appealed to the Supreme Court of the United States in the same manner that decisions are appealed from state courts. United States Federal law applies in the U.S. Virgin Islands. The United States and the U.S. Virgin Islands share common monetary, defense and postal systems.

               The U.S. Virgin Islands has a land area of approximately 84 square miles and has a population of approximately 102,000 people. The population is divided in three islands: St. Thomas (with a population of approximately 46,000 people), St. Croix (with a population of approximately 50,000 people) and St. John (with a population of approximately 6,000 people).

CELLULAR TELEPHONE OWNERSHIP INTERESTS

               The following table sets forth the Company's cellular Metropolitan Statistical Area ("MSA") and Rural Service Area ("RSA") markets and approximate percentage ownership as of March
20, 1999:


MARKET                                         POPULATION(1)(2)        OWNERSHIP     POPS(3)
------                                         ----------------        ---------     -------
San Juan/Caguas MSA                                   2,124,891        100.00%     2,124,891
Aguadilla MSA                                           180,687         99.01        178,898
Mayaguez MSA                                            227,941        100.00        227,941
Ponce MSA                                               261,585        100.00        261,585
Arecibo MSA                                             195,843        100.00        195,843
PR-1 Rincon RSA                                          13,726        100.00         13,726
PR-2 Adjuntas RSA                                       276,517        100.00        276,517
PR-3 Ciales RSA                                         126,052        100.00        126,052
PR-4 Aibonito RSA(4)                                    295,140        100.00        295,140
PR-5 Ceiba RSA(5)                                        42,172          0.00              0
PR-6 Vieques RSA                                          8,975        100.00          8,975
PR-7 Culebra RSA                                          1,598        100.00          1,598
U.S. Virgin Islands-1 St. Thomas/St. John                51,670        100.00         51,670
U.S. Virgin Islands-2 St. Croix                          50,139        100.00         50,139
                                               ----------------   -------------- -----------
Total                                                 3,856,936                    3,812,975
                                               ================                  ===========

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

               The Company had, as of December 31, 1998, an aggregate of approximately 301,500 subscribers which represents a penetration rate (i.e., the number of subscribers divided by the total estimated population of the Company's markets) for the Company of approximately 7.8% See "Sales and
Marketing".

PAGING

               A subsidiary of the Company has received authorization from the FCC to operate two 900 MHz paging systems to serve Puerto Rico and the U.S. Virgin Islands. The Company completed the construction of the Puerto Rico paging system and began operations during March 1995. The Company completed construction of the U.S. Virgin Islands paging system and began operations in November 1995. As of December 31, 1998, the Company's paging operations had approximately 56,900 pagers in use.

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

               The Company has approximately 350 employees in sales and marketing functions. Direct sales, including corporate accounts, represented approximately 70% of the Company's total sales in 1998. The 160 person direct sales force is distributed among 12 fixed sales and service centers throughout Puerto Rico and the U.S. Virgin Islands, with five in San Juan/Caguas, one in Ponce, one in Fajardo, one in Arecibo, one in Mayaguez and three in the U.S. Virgin Islands, as well as five kiosks located in major shopping centers, 31 mini-kiosks inside large retail stores (e.g. WalMart, Sams, Western Auto, Sears, Blockbuster Video) and three mobile units. The sales and service centers are designed for up-market consumers, have convenient hours of operation, and the ability to sell and service cellular telephones while the customer waits. The sales and service centers also play a major role in the Company's ability to provide superior customer service. See "Customer Service". In addition, the Company utilizes a network of carefully selected independent dealers and large retailers (such as Let's Talk Cellular) which accounted for approximately 30% of the Company's new activations in 1998. Currently, resellers account for only a small percentage of new activations.

               The use of a broad mix of different distribution channels in Puerto Rico gives the Company a widespread marketing presence and provides easy access to its subscriber base while maintaining a high quality of service to its subscribers. In addition, the Company's growing network of direct sales, dealers and large retailers provide it with a strong presence in the telecommunications market, providing over 300 points of presence for hardware sales and over 1,400 points of presence for sales of prepaid phone calls. The Company markets its services under the nationally recognized CELLULAR ONE(R) brand name and its sales and marketing strategy carefully promotes CELLULAR ONE(R)'s premium brand image.

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

               The Company's commitment to superior quality service is reflected by the 90% overall satisfaction rating it received from its subscribers in an annual independent survey of customer satisfaction conducted by the Cellular One Group in 1998. This rating far exceeded the 85% United States national average.

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

               The Company proactively implements fraud detection and sophisticated prevention mechanisms to protect its subscribers from fraud. In 1992 the Company implemented fraud identification software and in 1997 implemented the additional state-of-the-art fraud detection and prevention systems known as fingerprinting and authentication. The Company has also taken a leading role in the industry to educate the public about the growing problem of cellular telephone fraud and how to detect and prevent its occurrence. In addition, through its participation in the North American Cellular Network ("NACN"), the Company is assured that only bona-fide subscribers enjoy roaming services.

CELLULAR TECHNOLOGY

               Cellular mobile radio technology was developed to provide high quality, high capacity mobile and portable telephone systems. In a cellular telephone system, the service area is subdivided into smaller geographic areas or "cells." Each cell has its own relatively low power transmitter and receiver that communicates by radio signal with cellular telephones located in the cell. Each cell is connected by microwave or telephone line to a mobile telephone switching office ("MTSO"), which in turn is connected to the worldwide telephone network. See " -- Regulation -- Federal Communications Commission Regulation" for the interconnection arrangements with the worldwide telephone network.

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

               The MTSO controls communications within the cellular system, including the "hand-off" process as a cellular telephone moves from one cell to another. In this process, the system recognizes that a cell boundary has been crossed, finds an available channel in the new cell, and transfers the call to that channel all within a fraction of a second.

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

COMPETITIVE LOCAL EXCHANGE ("CLEC") SERVICES

               In 1998, the Company began to expand its presence in the local and long distance telecommunications markets in Puerto Rico. In addition to expanding the resale of its backbone digital microwave network and long distance services to large businesses (primarily those with existing wireless accounts), the Company now has full authority to provide facilities-based competitive local exchange ("CLEC") services in Puerto Rico and the requisite approvals to build a fiber optic loop in downtown San Juan (Hato Rey). A CLEC switch is currently being tested and installed and marketing of CLEC services is expected to commence in the second half of 1999.

               In addition, due to recent favorable regulatory and judicial developments (including a U.S. Supreme Court decision granting the FCC jurisdiction over the availability and pricing of incumbent telephone company facilities and interconnection services) and the sale of the PRTC to GTE, the Company believes it may be possible to market CLEC services to the entire Puerto Rico telecommunications market using a combination of CCPR-owned facilities and "unbundled" network elements purchased from the PRTC.

NETWORK AND SYSTEM CONSTRUCTION

               The Company's network was designed specifically for the Puerto Rico and U.S. Virgin Islands markets using extensive geographic and engineering studies. The Company continually updates its network in order to ensure quality service and maximum geographic coverage. The Company has completed a network that as of December 31, 1998 included 109 cell sites and repeaters and two MTSOs covering over 90% of the population of Puerto Rico and the U.S. Virgin Islands. Engineering and system construction is carried out by approximately 66 employees.

               Cell sites are equipped with both analog and dual mode (i.e. digital or analog cellular) radio transceivers. Digital Time Division Multiple Access ("TDMA") was originally installed in 1995 and commercially implemented in 1997. In the first quarter of 1998, the majority of minutes processed used TDMA transceivers. Digital technology offers many advantages over analog technology, including substantially increased capacity, lower costs and the opportunity to provide enhanced services such as data transmission. In early 1997 the Company initiated the use of an enhanced voice coder in its TDMA system. The enhanced voice coder provides this system with improved voice quality. The Company has introduced and distributed to high usage subscribers, including internal users, dual mode phones using the TDMA format for digital signaling. Because existing analog cellular telephones will not be able to receive digital transmissions from the base station, the Company expects that the transition from analog to digital will be phased in over a number of years, during which time the system will maintain both analog and digital transmitting equipment and will thus be able to serve both analog and digital forms of cellular telephones and transmitting equipment.

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

               Cellular systems are capital intensive, requiring significant levels of investment for equipment, construction and cell site acquisition. As of December 31, 1998, the Company had operating plant and equipment and construction-in-progress with an historical cost of approximately
$152,600,000.

INTERCONNECTION AGREEMENTS

               Effective September 2, 1997, after negotiations between PRTC and the Company and arbitration by the Telecommunications Regulatory Board of Puerto Rico (the "Board"), the Company and PRTC entered into an interconnection agreement. The agreement is for a two year term. The agreement establishes the rate at which the Company will pay PRTC for calls placed by the Company's subscribers to PRTC's customers. In addition, the agreement provides that PRTC is obligated to pay the Company the same amount for calls made by its customers to the Company's subscribers. This agreement reflected a reduction in the Company's interconnection rate of almost 50% and, unlike the previous contract between the parties, requires PRTC to pay the Company for calls originated on PRTC's network. Moreover, the Company is no longer required to pay PRTC for the telephone numbers the Company supplies to its customers.

               On September 8, 1998, through one of its subsidiaries, the Company entered into an interconnection and resale agreement with PRTC for use related to the Company's CLEC services. The agreement allows the Company to resell any of PRTC's unbundled network elements. The agreement is for a three year term.

               In 1998, the PRTC appealed to the Federal District Court for the District of Puerto Rico a decision of the Board that required that it refund to its customers long-distance toll charges it had assessed on them for placing calls to the Company's subscribers. The District Court dismissed the PRTC's complaint for lack of federal jurisdiction. The PRTC subsequently appealed the District Court's decision to the U.S. Court of Appeals for the First Circuit, which appeal remains pending. In 1997, before the District Court suit was filed, the Company interconnected with each of the PRTC's end offices, which, under the interconnection agreement, precluded the PRTC from assessing toll charges on its own customers for calls to the Company's subscribers. It also gave the Company the added advantage of a lower reciprocal compensation rate for calls made to the PRTC's customers served by those end offices. Nevertheless, the Company believes that the PRTC's appeal is without merit and will continue to oppose it.

               Effective March 1, 1999, the Company entered into an interconnection agreement with the Virgin Islands Telephone Corporation.

SOURCES OF REVENUE

               The cellular mobile telephone services available to customers and the sources of revenue available to a system operator are similar to those available with standard home and office telephones. Cellular telephone subscribers are generally charged separately for monthly access, air time, toll calls and custom calling features such as voice mail, call forwarding, call waiting and third party conferencing. Cellular telephone subscribers are generally responsible for purchasing or otherwise obtaining their own cellular mobile telephone. The Company introduced prepaid service (primarily for low usage individual users) in 1997. This payment option eliminates the necessity of credit checks and billing and allows users to closely monitor their usage. Paging subscribers are charged on a monthly basis for service and are generally responsible for purchasing their own pager. The Company also generates some revenue from the resale of its digital microwave transmission network and resale of long distance service to certain corporate accounts (see CLEC).

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

PATENTS, COPYRIGHTS AND LICENSES

               The Company does not have any patents or copyrights nor does the Company believe patents or copyrights play a material role in its business. Other than the Company's FCC licenses, the Company's only license is for the use of the service mark and trademark CELLULAR ONE(R), which is also licensed to many of the non-wireline systems in the United States. In 1992, the owners of such mark entered into a new agreement with the Company, with an effective twenty-year term, under which the Company is required to maintain certain service quality standards. Under this agreement, the Company is required to pay licensing and other fees for the use of the service mark. The total fees paid in the year ended December 31, 1998 were $289,000, which were determined by the size of the Company's markets.

COMPETITION

               FCC rules formerly provided that two licensees will be authorized to provide wireless communications service in each market. PRTC is one of the licensees (the "Wireline Licensee") in each Puerto Rico market. VitelCellular, Inc., an affiliate of Virgin Islands Telephone Company (the provider of landline telephone service in each market in the U.S. Virgin Islands) is the Wireline Licensee in each U.S. Virgin Islands market. The second authorization in each of Puerto Rico and the U.S. Virgin Islands was available for applications by a non-telephone company carrier (the "Non-Wireline Licensees"). The Company is a Non-Wireline Licensee. The FCC's regulation of cellular system licensing, construction and operation is substantially the same for both the Non-Wireline Licensee and the Wireline Licensee. Each Licensee is assigned 25 megahertz of the radio spectrum, which is further divided into 416 two-way channels. Given the cellular market duopoly, the Company faces facilities-based cellular competition in each of its Puerto Rico markets from the PRTC and in each of its U.S. Virgin Islands markets from VitelCellular, Inc. Although the cellular services offered by the Company, the PRTC and VitelCellular, Inc. are similar in terms of price, the Company has attempted to differentiate itself from the PRTC and VitelCellular, Inc. by directing significant efforts toward customer service, technical services and calling features.

               The PRTC and VitelCellular, Inc. are significantly larger and better capitalized than the Company. In 1999, the Commonwealth announced that it had completed the sale of a controlling interest in the PRTC to GTE. The Company believes the PRTC currently provides service to approximately 32% of the subscribers of wireless service in Puerto Rico. In the U.S. Virgin Islands, the Company believes that VitelCellular, Inc. currently provides service to approximately 45% of the subscribers of cellular service in the U.S. Virgin Islands. In Puerto Rico, Centennial, a competitor using PCS frequencies, had approximately 17% of the wireless market at year end 1998.

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

               The FCC completed the first auction process for broadband PCS in March 1995. In the Puerto Rico-Virgin Islands MTA, the three high bidders were AT&T, Centennial and PCS 2000, now known as Clear Comm, Inc. Centennial began marketing its PCS services in December 1996 and as of December 31, 1998 had approximately 90,000 subscribers. Centennial's network provides a single seamless system substantially overlapping the Company's system. None of the other PCS licensees have commenced operations, although AT&T (or its affiliate Telecorp) has begun construction and is expected to provide service later this year. In addition, ClearComm has announced a partnership with Telefonica Larga Distancia, an affiliate of the Spanish national phone company, to build a wireless and wireline telephone network.

               In the D-F block PCS auction, the PRTC and VitelCom, Inc., an affiliate of VitelCellular, Inc., each purchased 10 MHz licenses that cover their respective cellular service areas. Accordingly, each of these companies holds 35 MHz of wireless spectrum in their regions. The remaining D, E, and F blocks PCS licenses were acquired by entities which include Sprint Communications Inc. and Omnipoint Corp. in Puerto Rico and the U.S. Virgin Islands.

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

               Technological advances in the communications field continue to make it impossible to predict the extent of future competition for cellular services. For example, the FCC has licensed four mobile satellite systems in which transmissions from mobile units to satellites would augment or replace transmissions to cell sites. There are a number of large, well-financed entities involved in the mobile satellite business. One international investment consortium, Iridium LLC, has begun to provide a cellular-type telephone service via satellite technology that is available anywhere in the world. Iridium also plans to offer a means of roaming among the world's major ground-based cellular phone standards. Other mobile satellite service providers are expected to include Globalstar LP, which has announced its intention to be in operation by 1999, and ICO Global Communications LP. The FCC has also authorized Basic Exchange Telecommunications Radio Service to make basic telephone service more accessible to rural households and businesses.

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

               On January 22, 1998, the Company successfully renewed its licenses for the Ponce and Mayaguez MSAs for additional ten year terms. On December 3, 1998, the Company also successfully renewed its licenses in the San Juan and Aguadilla MSAs for additional ten year terms.

               The Company's licenses to provide paging and mobile telecommunications services (other than cellular services) in Puerto Rico are among the approximately 5,000 licenses held by paging and telecommunications operators throughout the United States which expire on April 1, 1999. The Company has filed renewal applications for these licenses within the filing window for such applications and has no reason to expect that the FCC will not routinely renew these licenses.

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

               The Communications Act requires telecommunications common carriers to file and maintain with the FCC tariffs describing rates, terms and conditions under which their international and certain (non-wireless) interstate telecommunications services are offered to the public. Accordingly, the Company must file tariffs for certain telecommunications services that it proposes to offer.

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

               On January 25, 1999, the Supreme Court issued its decision, which overturned the bulk of the Eighth Circuit's ruling. Among other things, the Court held that the FCC has jurisdiction over the pricing of interconnection services and unbundled elements, reinstated the "pick and choose" rule, and concluded that ILECs must provide combinations of network elements to competitors. This decision should make it less burdensome and less expensive for the Company to interconnect with the PRTC and should facilitate the Company's provision of competitive landline telephone services.

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

               Puerto Rico is currently eligible for contributions from the high cost/rural USF in the amount of approximately $142,000,000. Under the FCC's rules, all non-rural telephone companies will receive support from the federal fund based on forward-looking, rather than historical, costs. In addition, the federal government will cover only 25% of the costs and states are expected to collect remaining 75% by establishing state universal service funds. This rule is currently under review at the FCC. PRTC has estimated that, under the FCC's forward looking proxy models, Puerto Rico's federal universal service funding would decrease to anywhere between $171,000 and $9,000,000. In that case, the Board would likely establish its own USF program. Given the small number of carriers operating in Puerto Rico, each carrier's contribution to the Puerto Rico fund would probably be significantly larger than the current contributions to the federal fund. For this reason, PRTC has requested that the FCC continue to provide Puerto Rico with the funding at current levels until 2001, the date on which rural carriers are required to begin the transition to a forward-looking cost methodology and participate in the 25%-75% federal/state split. It cannot be predicted how the FCC will rule on PRTC's request, although the Joint Board composed of federal and state regulators has recommended that no carrier's current high cost support should decrease under the new regime.

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

EMPLOYEES

               As of December 31, 1998, the Company and its subsidiaries had an aggregate of approximately 710 employees. No employees are represented by any labor organization. The Company believes that its relationship with its employees is excellent.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

               No matter was submitted to a vote of security holders of the Company during the quarter ended December 31, 1998.


                                  PART II

ITEM 5.        MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
               STOCKHOLDER MATTERS.

               The Company's Common Stock is traded on the Nasdaq Stock Market's National Market ("Nasdaq") under the symbol "CLRP". From February 3, 1997 through September 2, 1998, the Common Stock traded on Nasdaq under the symbol "COMM", and from February 28, 1992 through January 31, 1997, the Company's predecessor's Common Stock traded on Nasdaq under the symbol "CCPR".


                                   Last Sale Price


                                                 High              Low
                                           ----------------------------------
1997
First Quarter                                    $21.50           $14.50
Second Quarter                                    18.50            14.00
Third Quarter                                     16.75            14.00
Fourth Quarter                                    16.50            10.00

1998
First Quarter                                     10.27             6.39
Second Quarter                                    16.28            10.27
Third Quarter                                     20.84            10.44
Fourth Quarter                                    20.00             8.13

1999
First Quarter (through March 23)                  24.84            18.50


               On March 23, 1999, the last sales price for the Common Stock on the Nasdaq Stock Market's National Market was $21.50. As of March 23, 1999, there were approximately 290 record holders of the Common Stock. This figure does not reflect beneficial ownership of shares held in nominee names.

               The Company has never declared or paid any cash dividends on the Common Stock. The Company anticipates that it will retain earnings, if any, for use in the operation and expansion of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.        SELECTED FINANCIAL DATA

               The following table sets forth certain financial data for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. This information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.



                                                              YEAR ENDED DECEMBER 31,
                                 ------------- ------------------------------------------------------
                                    1998(1)        1997          1996         1995          1994
                                 ------------- ------------- -------------------------- -------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

Income statement data:
  Revenues                            $180,198      $148,494      $133,818     $108,668       $67,141
  Operating expenses                   182,770       130,969       115,817       97,647        65,187
  Operating income (loss)               (2,572)       17,525        18,001       11,021         1,954
Income (loss) before
    extraordinary                      (30,851)       (2,014)        5,114       (1,451)       (4,812)
Net income (loss)                      (30,851)       (5,340)        5,114       (1,451)       (4,812)
Income (loss) per common share
    before extraordinary item:
    Basic                                   (2.34)         (.15)          .39         (.13)         (.49)
    Diluted                                 (2.34)         (.15)          .36         (.13)         (.49)
Net income (loss) per common share:
    Basic                                   (2.34)         (.40)          .39         (.13)         (.49)
    Diluted                                 (2.34)         (.40)          .36         (.13)         (.49)
Weighted average number of common shares:
    Basic                               13,195        13,075        13,196       11,070         9,867
    Diluted                             13,195        13,075        14,027       11,070         9,867

                                                                    DECEMBER 31,
                                        1998(2)    1997          1996        1995(3)        1994
                                 ------------- ------------- -------------------------- -------------
BALANCE SHEET DATA:
Working capital                        $40,833       $72,562       $11,078      $12,444        10,808
Property, plaint and                   125,422       128,451        97,945       75,769        55,077
    equipment-net
Total assets                           392,819       397,276       300,722      256,997       231,371
Long-term debt                         355,000       200,000       115,000       90,000       101,212
Shareholders' equity
    (deficiency)                       (18,531)      156,861       162,608      144,152       112,784

(1) The Company recognized $31,792,000 as a non-cash stock option expense in 1998.
(2) In 1998, a subsidiary of the Company borrowed $155,000,000 under a new credit agreement with various banks. In addition, the Company distributed CoreComm Limited to its shareholders.
(3) In 1995, the $40,000,000 principal amount Convertible Senior
    Subordinated Notes were converted into approximately 2,778,000 shares of common stock.

The Company did not declare or pay any cash dividends during the periods indicated.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               OPERATIONS AND FINANCIAL CONDITION

                           RESULTS OF OPERATIONS

Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated) (the "Company") was formed in January 1997 to own and operate CCPR, Inc. (formerly Cellular Communications of Puerto Rico, Inc.) and to pursue communications related opportunities outside of Puerto Rico and the U.S. Virgin Islands. CCPR, Inc., through its wholly-owned subsidiaries, owns and operates cellular and paging systems in Puerto Rico and the U.S. Virgin Islands. In April and June 1998, the Company acquired three communications related businesses in the United States. These businesses were contributed to the Company's former wholly-owned subsidiary, CoreComm Limited, prior to the distribution of CoreComm Limited to the Company's shareholders in September 1998. The Company included the results of operations of the acquired businesses in its consolidated results of operations from the dates of acquisition through the date of distribution in September 1998. The results of the acquired businesses are not included in the 1997 or 1996 consolidated results.

YEARS ENDED DECEMBER 31, 1998 AND 1997

Service revenue increased to $156,008,000 from $131,882,000. Service revenue includes $2,876,000 in 1998 from acquired businesses. For CCPR, Inc.'s cellular and paging business in Puerto Rico and the U.S. Virgin Islands, lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in average monthly revenue per cellular subscriber for the year ended December 31 decreasing to $51 in 1998 from $62 in 1997. The Company expects these trends to continue for the foreseeable future. Ending subscribers were 301,500 and 196,400 as of December 31, 1998 and 1997, respectively. Ending pagers in use were 56,900 and 49,000 as of December 31, 1998 and 1997, respectively.

The income (loss) from equipment, before depreciation of rental equipment, increased to income of $2,082,000 from a loss of $2,477,000 primarily because CCPR, Inc. is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this change. The Company intends to continue to sell telephones at or above cost to prepaid subscribers. The Company expects the growth in prepaid subscribers to continue, therefore the Company expects the trend in equipment income to continue for the foreseeable future. The income from equipment in 1998 includes $60,000 from acquired businesses.

Operating expenses increased to $19,276,000 from $14,949,000. Operating expenses include $2,308,000 in 1998 from acquired businesses. For CCPR, Inc.'s cellular and paging business in Puerto Rico and the U.S. Virgin Islands, operating expenses increased to $16,968,000 from $14,949,000 due to additional costs associated with the expanded network (including paging operations). CCPR, Inc.'s operating expenses as a percentage of service revenue was 11% in 1998 and in 1997.

Selling, general and administrative expenses increased to $75,760,000 from $71,271,000. Selling, general and administrative expenses include $4,108,000 in 1998 from acquired businesses and general and administrative expenses of the Company of $3,263,000 in 1998 and $1,111,000 in 1997. For CCPR, Inc.'s cellular and paging business in Puerto Rico and the U.S. Virgin Islands, selling, general and administrative expenses decreased to $68,389,000 from $70,160,000 primarily as a result of a decrease in bad debt expense and subscriber billing expense. The decreases in bad debt expense and subscriber billing expense were 121% and 22%, respectively, of the total $1,771,000 decrease. These decreases were partially offset by an increase in property taxes due to an increase in taxable property which was
(120)% of the decrease.

Stock option expense of $31,792,000 in 1998 is a non-cash charge recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" due to an equitable adjustment made to certain employee and non-employee director stock options in connection with the distribution of CoreComm Limited. The Company has $16,287,000 of deferred stock option expense as of December 31, 1998 that will be charged as non-cash compensation expense over the vesting period of the stock options as follows: $10,481,000 in 1999, $4,550,000 in 2000 and $1,256,000 in 2001.

Depreciation of rental equipment increased to $1,169,000 from $855,000 due to an increase in the number of rental telephones and pagers.

Depreciation expense increased to $25,784,000 from $18,390,000 primarily because of an increase in property, plant and equipment.

Amortization expense increased to $6,881,000 from $6,415,000 primarily due to increases in license acquisition costs and deferred financing costs.

Interest income and other, net, increased to $2,142,000 from $2,020,000 primarily due to a reduction in losses from disposals of cell site equipment

Interest expense increased to $26,158,000 from $19,400,000 as a result of the office building capital lease obligation beginning in April 1997, the issuance of the subsidiary note payable in January 1998 and the new bank loan commencing in August 1998.

The provision for income taxes increased to $4,263,000 from $2,159,000 as a result of a tax provision of $2,200,000 in connection with transactions related to the distribution and an increase in Puerto Rico and U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

In 1997, a subsidiary of the Company recorded an extraordinary loss of $4,067,000 ($3,326,000 net of income tax benefit) from the write-off of unamortized deferred financing costs in connection with the termination of a bank loan.

YEARS ENDED DECEMBER 31, 1997 AND 1996

Service revenue increased to $131,882,000 from $119,839,000. Lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in average monthly revenue per cellular subscriber for the year ended December 31 decreasing to $62 in 1997 from $73 in 1996. Ending subscribers were 196,400 and 159,300 as of December 31, 1997 and 1996, respectively. Ending pagers in use were 49,000 and 31,000 as of December 31, 1997 and 1996, respectively.

The loss from equipment, before depreciation of rental equipment, decreased to $2,477,000 from $3,983,000 primarily because the Company is not selling telephones below their cost to prepaid subscribers. Reductions in the cost of cellular telephones also contributed to this decrease.

Operating expenses decreased to $14,949,000 from $15,214,000 primarily due a reduction in interconnection charges offset by additional costs associated with the expanded network (including paging operations). Operating expenses as a percentage of service revenue decreased to 11.3% in 1997 from 12.7% in 1996.

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

In 1997, a subsidiary of the Company recorded an extraordinary loss of $4,067,000 ($3,326,000 net of income tax benefit) from the write-off of unamortized deferred financing costs in connection with the termination of a bank loan.

                      LIQUIDITY AND CAPITAL RESOURCES

The Company requires capital to expand its Puerto Rico and U.S. Virgin Islands cellular and paging network and for debt service. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $35,400,000 in 1999 for contemplated additions to the cellular network, the paging network, and for other non-cell site related capital expenditures. The Company's commitments at December 31, 1998 of $7,500,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company expects to be able to meet these requirements with cash, cash equivalents and marketable securities on hand and cash from operations.

In August 1998, a wholly-owned indirect subsidiary of the Company, CCPR Services, Inc. ("Services") entered into a $170,000,000 credit agreement with various banks and borrowed $155,000,000. The Company made a capital contribution to its wholly-owned subsidiary, CoreComm Limited, of $150,000,000 in cash using proceeds from a bank loan and distributed 100% of the common stock of CoreComm Limited to the Company's shareholders.

Services has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at Services' option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of CCPR, Inc. (the parent company of Services) and subsidiaries' debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on Services' borrowings as of December 31, 1998 was 7.87%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005. Services incurred costs of $3,377,000 in connection with the bank loan which are included in deferred financing costs.

In connection with the bank loan, CCPR, Inc. has pledged to the banks the stock of its subsidiaries and CCPR, Inc. and its subsidiaries have given the banks a security interest in their assets. CCPR, Inc. and its other subsidiaries have guaranteed the payment in full when due of the principal, interest and fees owing under the bank loan, which guarantee is full, joint and several. The bank loan also includes, among other things, restrictions on CCPR, Inc. and its subsidiaries (i) dividend payments, (ii) acquisitions, (iii) investments, (iv) sales and dispositions of assets, (v) additional indebtedness and (vi) liens. The bank loan requires that CCPR, Inc. and subsidiaries maintain certain ratios of indebtedness to cash flow, fixed charges to cash flow and debt service to cash flow.

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by CCPR, Inc., which guarantee is full, joint and several. CCPR, Inc. and Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under a bank loan. The
Notes are due on February 1, 2007. Interest on the Notes is payable semiannually on February 1 and August 1. The Notes are redeemable, in whole or in part, at the option of Services at any time on or after February 1, 2002, at a redemption price of 105% that declines annually to 100% in 2005, in each case together with accrued and unpaid interest to the redemption date. The Indenture contains certain covenants with respect to Services, CCPR, Inc. and certain subsidiaries that limit their ability to, among other things, (i) incur additional indebtedness, (ii) pay dividends or make other distributions or restricted payments, (iii) create liens, (iv) sell assets, (v) enter into mergers or consolidations or (vi) sell or issue stock of subsidiaries.

The Company is highly leveraged as a result of the new bank loan and the distribution of CoreComm Limited. Such leverage could limit the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes, increases its vulnerability to adverse changes in general economic conditions or increases in interest rates, and requires that a substantial portion of cash flow from operations be dedicated to debt service requirements. The leveraged nature of the Company and the Company's continued compliance with the restrictions in its debt agreements could limit its ability to respond to market conditions, meet extraordinary capital needs or restrict other business activities such as acquisitions. In addition, the Company is a holding company with no significant assets other than its investments in and advances to its subsidiaries. The Company is therefore dependent upon receipt of funds from its subsidiaries to meet its own obligations, however the debt agreements effectively prevent the payment of dividends, loans or other distributions to the Company. The Company expects to be able to meet its own obligations at least through the next twelve months with cash, cash equivalents and marketable securities on hand.

Management does not anticipate that the Company and its subsidiaries will generate sufficient cash flow from operations to repay at maturity the entire principal amount of the outstanding indebtedness. Accordingly, the Company may be required to consider a number of measures, including (i) refinancing all or a portion of such indebtedness, (ii) seeking modifications of the terms of such indebtedness, (iii) seeking additional debt financing, which would be subject to obtaining necessary lender consents, (iv) seeking additional equity financing or (v) a combination of the foregoing. The particular measures the Company may undertake and the ability of the Company to accomplish those measures will depend on the financial condition of the Company and its subsidiaries at the time, as well as a number of factors beyond the control of the Company. No assurance can be given that any of the foregoing measures can be accomplished, or can be accomplished on terms which are favorable to do Company.

The Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company's common stock through open market purchases as market conditions warrant. As of December 31, 1998, the Company has repurchased 590,000 shares for an aggregate of $15,207,000, of which 207,000 shares that cost an aggregate of $6,145,000 were retired.

Cash provided by operating activities was $50,687,000 and $28,998,000 for the years ended December 31, 1998 and 1997, respectively. The increase is primarily a result of an increase in operating income (before the non-cash stock option expense in 1998) and changes in operating assets and liabilities. In September 1998, the Company's cash was reduced by $150,904,000 as a result of the 100% distribution of the common stock of CoreComm Limited to the Company's shareholders. Purchases of property, plant and equipment of $23,675,000 in 1998 were primarily for additional cell sites and increased capacity in CCPR, Inc.'s cellular and paging networks, including $1,115,000 for CoreComm Limited property, plant and equipment purchases. In April and June 1998, three communications related businesses in the United States were acquired for cash of $3,715,000 (net of cash acquired). In 1998, fifteen Block A LMDS licenses in Ohio were acquired for cash of $25,241,000 plus $124,000 in auction and license application related costs (an aggregate of $25,365,000). In January 1998, the San Juan Cellular Telephone Company (a wholly owned subsidiary of CCPR, Inc.) purchased the FCC license to own and operate the non-wireline cellular system in Puerto Rico RSA-4 (Aibonito) and all of the assets of the system in exchange for $8,400,000 in cash and a promissory note in the amount of $8,900,000. Total cash paid was $8,686,000, including costs incurred in connection with the acquisition of $286,000. The $8,900,000 promissory note was paid in August 1998 as required by the new bank loan.

Write-offs of accounts receivable, net of recoveries as a percentage of service revenues was 3.6% for the year ended December 31, 1998 compared to 6.7% for the year ended December 31, 1997. This percentage decreased because CCPR, Inc. and its subsidiaries have increased prepaid subscribers.

YEAR 2000

The Company has a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The project comprises four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans and (4) implementation and testing. The Company has incurred approximately $500,000 related to its Year 2000 project and estimates that it will incur costs of $1,900,000 to complete the renovation, validation and implementation phases and achieve year 2000 readiness.

The Company's assessment is focused on its information technology ("IT") systems, in particular its cellular and paging network and its billing, provisioning and customer service system. The Company is also evaluating the readiness of third-parties such as utility companies that the Company depends upon for the operation of its network. The Company's leased office space and other non-IT equipment which may have embedded technology that may be affected by the year 2000 problem is being separately assessed. The Company has completed the assessment of its IT systems and expects to complete the remediation and testing of its IT systems year 2000 readiness by June 1999. The evaluation of the readiness of the major third-parties is expected to be completed by June 1999. The Company is also reviewing its detailed contingency plans for potential modifications to address year 2000 issues. This review is expected to be completed by June 1999.

The Company currently believes that the most reasonably likely worst case scenario with respect to the Year 2000 is the failure of the electric company or the local exchange telephone company to be ready for the year 2000. This could cause a temporary interruption in the provision of service to customers or in the Company's ability to complete telephone calls, or both. Either or both could have a material adverse effect on operations, although it is not possible at this time to quantify the amount of revenues and gross profit that might be lost, or the costs that could be incurred. The contingency plan to address some of these risks involve utilizing back-up power supplies and alternative interconnections, which would require time to implement and may be constrained due to capacity and/or training limitations. The Company has had experience in implementing its disaster recovery plan due to Hurricane Georges, which struck Puerto Rico and the U.S. Virgin Islands in September 1998 and caused the electric company and local exchange telephone company to experience service interruptions.

As the Year 2000 project continues, the Company may discover additional problems, may not be able to develop, implement or test remediation or contingency plans, or may find that the costs of these activities exceed current expectations. In many cases, the Company is relying on assurances from suppliers that new and upgraded information systems and other products will be Year 2000 ready. The Company plans to test such third-party system and products, but cannot be sure that its tests will be adequate or that, if problems are identified, they will be addressed by the supplier in a timely and satisfactory way.

Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even if the Company, in a timely manner, completes all of its assessments, identifies and tests remediation plans believed to be adequate, and develops contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences, to the Company.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained herein constitute "forward-looking statements" as that term is defined under the Private Securities Litigation Reform Act of 1995. When used herein, the words, "believe," "anticipate," "should," "intend," "plan,"' "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from those contemplated, projected, forecasted, estimated or budgeted, whether expressed or implied, by such forward-looking statements. Such factors include the following: general economic and business conditions in Puerto Rico and US. Virgin Islands, industry trends, the Company's ability to continue to design and build its network, install facilities, obtain and maintain any required government licenses or approvals and finance construction and development, all in a timely manner, at reasonable costs and on satisfactory terms and conditions, as well as assumptions about customer acceptance, churn rates, overall market penetration, and competition from providers of alternative services, the impact of new business opportunities requiring significant up-front investment, Year 2000 readiness, and availability, terms and deployment of capital.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

               The Securities and Exchange Commission's rule related to market risk disclosure requires that we describe and quantify our potential losses from market risk sensitive instruments attributable to reasonably possible market changes. Market risk sensitive instruments include all financial or commodity instruments and other financial instruments (such as investments and debt) that are sensitive to future changes in interest rates, currency exchange rates, commodity prices or other market factors. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold derivative financial instruments nor do we hold securities for trading or speculative purposes.

We are exposed to changes in interest rates primarily from our investments in cash equivalents and available-for-sale marketable securities. All of our marketable securities have maturities of less than one year which reduces our interest rate exposure. Under our current policies, we do not use interest rate derivative instruments to manage our exposure to interest rate changes. A hypothetical 100 basis point decline in short-term interest rates would reduce the fair value of our interest sensitive investments by approximately $27,000 at December 31, 1998.

The principal amount by expected maturity, average interest rate and fair value of the Company's liabilities that are exposed to interest rate risk are described in the Notes to Consolidated Financial Statements.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               The Financial Statements are included herein commencing on page F-1.

               The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997.

                                                                  1998
                                                           THREE MONTHS ENDED
                                      -------------------------------------------------------------
                                        MARCH 31     JUNE 30     SEPTEMBER 30(1)   DECEMBER 31(1)
                                      ------------------------- -----------------------------------

Revenues                                   $39,413    $43,867           $46,580          $50,338
Operating income                             6,217      6,204           (15,558)             565
Net income (loss)                            1,072        933           (25,028)          (7,828)
Net income (loss) per common share:
        Basic                                  .08        .07            (1.90)            (.59)
        Diluted                                .08        .06            (1.90)            (.59)

                                                                1997
                                                         THREE MONTHS ENDED
                                      ---------------------------------------------------------
                                         MARCH 31     JUNE 30     SEPTEMBER 30    DECEMBER 31
                                      -------------------------- --------------- --------------

Revenues                                     $37,271     $38,438         $36,213        $36,572
Operating income                               5,013       5,339           1,691          5,482
Income (loss) before extraordinary               404       1,527          (2,529)        (1,416)
item
Net income (loss)                             (3,426)      1,515          (2,646)          (783)
Income (loss) per common share before
     extraordinary item:
    Basic                                        .03         .12           (.19)          (.11)
    Diluted                                      .03         .12           (.19)          (.11)
Net income (loss) per common share:
    Basic                                      (.26)         .12           (.20)          (.06)
    Diluted                                    (.26)         .11           (.20)          (.06)

(1) The Company recorded $21,758,000 and $10,034,000 in the third and fourth quarters of 1998, respectively, as non-cash stock option expense.




ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.

               Not applicable.


                                  PART III

ITEMS 10, 11, 12 AND 13.

               The information required by Part III is incorporated by reference from the Company's definitive proxy statement involving the election of directors which the Company expects to file, pursuant to Regulation 14A, within 120 days following the end of its fiscal year.


                                  PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT
               SCHEDULES AND REPORTS ON FORM 8-K.


(a) (1) Financial Statements -  See list of Financial Statements on page F-1.

    (2) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.

    (3) Exhibits - See Exhibit Index on page 29.

(b) Reports on Form 8-K. For the quarter ended December 31, 1998, the Company filed reports on Form 8-K dated the following dates: Form 8-K/A filed on October 13, 1998 and Form 8-K dated
      November 17, 1998, filed on November 18, 1998.

(c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - See list of Financial Statement Schedules on page F-1.


                               EXHIBIT INDEX

Exhibit No.

2.1 Agreement and Plan of Merger, dated as of January 31, 1997 by and among Old CCPR, the Company and CoreComm Sub, Inc. (Incorporated by reference from Exhibit 2, 1996 Form 10-K, File Number 19869-99)

2.2 Form of Distribution Agreement, dated as of August 18, 1998, between CoreComm Limited ("CoreComm") and the Company. (Incorporated by reference from Exhibit 2.1 from CoreComm's Registration Statement on Form 10/A File Number 0-24521)

3.1 Restated Certificate of Incorporation of the Company. (Incorporated by reference from Exhibit
        3.1, 1996 Form 10-K, File Number 19869-99)

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

4.4 Amendment No. 2 to Rights Agreement, dated as of November 17, 1998, between the Company and Continental Stock Transfer & Trust Company.

4.5 Indenture dated as of January 31, 1997 by and between CCPR Services, Inc. ("Services"), Old CCPR and The Chase Manhattan Bank, N.A. (Incorporated by reference from Exhibit 4.3, 1996 Form 10-K, File Number 19809-99).

4.6 Registration Rights Agreement dated as of January 31, 1997, by and among Services, Old CCPR and Donaldson, Lufkin & Jenrette
        Securities Corporation, Salomon Brothers Inc and Wasserstein Perella Securities, Inc. (Incorporated by reference from Exhibit 4.8, 1996 Form 10-K, File Number 19869-99)

10.1 Partnership Agreement relating to San Juan Cellular Telephone Company. (Incorporated by reference to Exhibit 10.4, File Number 33-44420)

10.2 Tax Sharing Agreement dated as of January 31, 1997 by and among the Company, Old CCPR and CCPR Services. (Incorporated by reference from Exhibit 10.2, 1996 Form 10-K, File Number 19869-99)

10.3 Form of Administration and Management Agreement between CCPR Services, Inc., on the one hand and, on the other hand, individually, each of Aguadilla Cellular Telephone Company, Inc., CCI PR RSA, Inc., Cellular Communications of Arecibo, Inc., Cellular Ponce, Inc., Gamma Communications, Mayaguez Cellular Telephone Co., Inc., San Juan Cellular Telephone Company and Star Associates, Inc. (Incorporated by reference to Exhibit 10.9, File Number 33- 44420)

10.4 Agreement dated as of January 31, 1997, by and between Old CCPR and CCPR Services, Inc. (Incorporated by reference to Exhibit 10.7, 1996 Form 10-K, File Number 19869-99).

10.5 Compensation Plan Agreements, as amended and restated effective May 1, 1997 (Incorporated by reference to Exhibit 10.6, 1997 Form 10-K, File Number 19869-99). [UPDATE?]

10.6 Cellular Communications of Puerto Rico, Inc. 1998 Non-Qualified Stock Option Plan.

10.7 Form of Tax Disaffiliation Agreement, dated as of August 18, 1998, between CoreComm Limited and the Company. (Incorporated by reference from Exhibit 10.1 from CoreComm's Registration
        Statement on Form 10/A, File Number 0-24521).

11      Statement re computation of per share earnings

21      Subsidiaries of the Registrant

23      Consent of Ernst & Young LLP

27.1    Financial Data Schedule, for the year ended December 31, 1998


                                 SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 31, 1999

                                  CELLULAR COMMUNICATIONS OF PUERTO RICO, INC.


                                  By: /s/ Stanton N. Williams

                                          Stanton N. Williams
                                          Vice President and Chief Financial
                                          Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

Signature                      Title                           Date

/s/ George S. Blumenthal       Principal Executive Officer     March 31, 1999
--- --------------------
    George S. Blumenthal       and Director

/s/ J. Barclay Knapp           Principal Operating Officer     March 31, 1999
--- --------------------
    J. Barclay Knapp           and Director

/s/ Stanton N. Williams        Principal Financial Officer     March 31, 1999
--- --------------------
    Stanton N. Williams

/s/ Gregg Gorelick             Principal Accounting Officer    March 31, 1999
--- --------------------
    Gregg Gorelick

/s/ Sidney R. Knafel           Director                        March 31, 1999
--- --------------------
    Sidney R. Knafel

/s/ Del Mintz                  Director                        March 31, 1999
--- --------------------
    Del Mintz

/s/ Alan J. Paticof            Director                        March 31, 1999
--- --------------------
    Alan J. Paticof

/s/ Warren Potash              Director                        March 31, 1999
--- --------------------
    Warren Potash


                      Form 10-K-Item 14(a)(1) and (2)

                Cellular Communications of Puerto Rico, Inc.
             (formerly CoreComm Incorporated) and Subsidiaries

                 Index to Consolidated Financial Statements
                      and Financial Statement Schedule

The following consolidated financial statements and schedule of Cellular
Communications of Puerto Rico, Inc. and Subsidiaries are included in Item 8:

Report of Independent Auditors.............................................................F-2
Consolidated Balance Sheets - December 31, 1998 and 1997...................................F-3
Consolidated Statements of Operations - Years Ended  December 31,
  1998, 1997 and 1996......................................................................F-4
Consolidated Statement of Shareholders' Equity (Deficiency) - Years Ended
  December 31, 1998, 1997 and 1996........................................................ F-5
Consolidated Statements of Cash Flows - Years Ended December 31,
  1998, 1997 and 1996......................................................................F-6
Notes to Consolidated Financial Statements.................................................F-8

The following consolidated financial statement schedule of Cellular
Communications of Puerto Rico, Inc.
and Subsidiaries is included in Item 14(d):

Schedule II --  Valuation and Qualifying Accounts .........................................F-25

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.



                       Report of Independent Auditors



Shareholders and Board of Directors
Cellular Communications of Puerto Rico, Inc.

We have audited the accompanying consolidated balance sheets of Cellular Communications of Puerto Rico, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cellular Communications of Puerto Rico, Inc. and subsidiaries at December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                            ERNST & YOUNG LLP


San Juan, Puerto Rico
February 26, 1999


                Cellular Communications of Puerto Rico, Inc.
             (formerly CoreComm Incorporated) and Subsidiaries

                        Consolidated Balance Sheets


                                                                           DECEMBER 31
ASSETS                                                                  1998                  1997
                                                           -----------------    ------------------
Current assets:
    Cash and cash equivalents                                    $36,528,000           $11,783,000
    Marketable securities                                         19,482,000            62,666,000
    Accounts receivable - trade, less allowance for doubtful
      accounts of $1,582,000 (1998) and $2,106,000 (1997)         18,806,000            19,043,000
    Equipment inventory                                            7,635,000             2,882,000
    Prepaid expenses and other current assets                      5,575,000             7,147,000
                                                           -----------------    ------------------
Total current assets                                              88,026,000           103,521,000

Property, plant and equipment, net                               125,422,000           128,451,000
Unamortized license acquisition costs                            169,453,000           157,467,000
Deferred financing costs, less accumulated amortization
    of $1,446,000 (1998) and $584,000 (1997)                       8,721,000             6,206,000
Other assets, less accumulated amortization of $957,000
    (1998) and $1,088,000 (1997)                                   1,197,000             1,631,000
                                                           -----------------    ------------------
                                                                $392,819,000          $397,276,000
                                                           =================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
    Accounts payable                                             $15,003,000          $  6,873,000
    Accrued expenses                                              16,772,000            11,730,000
    Due to affiliates                                                716,000                71,000
    Interest payable                                               8,367,000             8,333,000
    Deferred revenue                                               6,335,000             3,952,000
                                                           -----------------    ------------------
Total current liabilities                                         47,193,000            30,959,000

Long-term debt                                                   355,000,000           200,000,000
Obligation under capital lease                                     9,157,000             9,456,000
Commitments and contingent liabilities

Shareholders' equity (deficiency):
      Series preferred stock--$.01 par value; authorized
      2,500,000 shares; issued and outstanding none                       __                    __
Common stock--$.01 par value; authorized 30,000,000 shares;
      issued 13,757,000 (1998) and 13,565,000 (1997) shares          138,000               136,000
Additional paid-in capital                                        98,234,000           226,490,000
Deferred stock option expense                                    (16,287,000)                   __
(Deficit)                                                        (91,554,000)          (60,703,000)
                                                           -----------------    ------------------
                                                                  (9,469,000)          165,923,000
Treasury stock-- at cost, 383,000 shares                          (9,062,000)           (9,062,000)
                                                           -----------------    ------------------
                                                                 (18,531,000)          156,861,000
                                                           -----------------    ------------------
                                                                $392,819,000          $397,276,000
                                                           =================    ==================


See accompanying notes.


                   Cellular Communications of Puerto Rico, Inc.
                 (formerly CoreComm Incorporated) and Subsidiaries

                       Consolidated Statements of Operations



                                                            YEAR ENDED DECEMBER 31
                                                         1998               1997              1996
                                            ------------------------------------------------------
REVENUES:
  Service revenue                                $156,008,000       $131,882,000      $119,839,000
  Equipment revenue                                24,190,000         16,612,000        13,979,000
                                                  180,198,000        148,494,000       133,818,000
                                            ------------------------------------------------------
COSTS AND EXPENSES:
  Cost of equipment sold                           22,108,000         19,089,000        17,962,000
  Operating expenses                               19,276,000         14,949,000        15,214,000
  Selling, general and administrative expenses     75,760,000         71,271,000        63,223,000
  Stock option expense                             31,792,000                  -                 -
  Depreciation of rental equipment                  1,169,000            855,000           521,000
  Depreciation expense                             25,784,000         18,390,000        12,710,000
  Amortization expense                              6,881,000          6,415,000         6,187,000
                                            ------------------------------------------------------
                                                  182,770,000        130,969,000       115,817,000
                                            ------------------------------------------------------
Operating income (loss)                            (2,572,000)        17,525,000        18,001,000

OTHER INCOME (EXPENSE):
  Interest income and other, net                    2,142,000          2,020,000           646,000
  Interest expense                                (26,158,000)       (19,400,000)       (8,181,000)
                                            ------------------------------------------------------
Income (loss) before income tax provision
  and extraordinary item                          (26,588,000)           145,000        10,466,000
Income tax provision                               (4,263,000)        (2,159,000)       (5,352,000)
                                            ------------------------------------------------------
Income (loss) before extraordinary item           (30,851,000)        (2,014,000)        5,114,000
Loss from early extinguishment of debt, net
  of income tax benefit of $741,000                         -         (3,326,000)                -
                                            ------------------------------------------------------
Net income (loss)                                $(30,851,000)    $   (5,340,000)    $   5,114,000
                                            ======================================================

Earnings Per Common Share:
  Income (loss) before extraordinary item                 $(2.34)             $(.15)             $.39
  Extraordinary item                                        -                  (.25)             -
                                            ---------------------------------------------------------
  Net income (loss)                                       $(2.34)             $(.40)             $.39
                                            ---------------------------------------------------------

Earnings Per Common Share-Assuming Dilution:
  Income (loss) before extraordinary item                 $(2.34)             $(.15)             $.36
  Extraordinary item                                        -                  (.25)             -
                                            ---------------------------------------------------------
  Net income (loss)                                       $(2.34)             $(.40)             $.36
                                            =========================================================


    See accompanying notes.


                                    Cellular Communications of Puerto Rico, Inc.
                                  (formerly CoreComm Incorporated) and Subsidiaries

                             Consolidated Statement of Shareholders' Equity (Deficiency)


                                                                 DEFERRED
                                                   ADDITIONAL      STOCK
                                COMMON STOCK         PAID-IN      OPTION                         TREASURY STOCK
                           -----------------------                                            ----------------------
                             SHARES      AMOUNT      CAPITAL      EXPENSE         (DEFICIT)   SHARES     AMOUNT
                           -----------------------------------------------------------------------------------------
Balance, December 31, 1995  12,803,000    $128,000 $210,646,000                $(60,477,000) (207,000) $(6,145,000)
Shares issued for
  interests in
  cellular license             820,000       8,000   21,528,000
Exercise of stock options       16,000                  129,000
Common stock repurchased,
  at cost                                                                                    (343,000)  (8,323,000)
Retirement of Treasury
  Stock                       (207,000)     (2,000)  (6,143,000)                              207,000    6,145,000
Net income for the year
  ended December 31, 1996                                                         5,114,000
                           -----------------------------------------------------------------------------------------
Balance, December 31,1996   13,432,000     134,000   226,160,000                (55,363,000) (343,000)  (8,323,000)

Exercise of stock options      133,000       2,000       330,000
Common stock repurchased,
  at cost                                                                                     (40,000)    (739,000)
Net loss for the year ended
  December 31, 1997                                                              (5,340,000)
                           -----------------------------------------------------------------------------------------
Balance, December 31, 1997  13,565,000     136,000   226,490,000                (60,703,000)  383,000)  (9,062,000)

Exercise of stock options      192,000       2,000       766,000
Distribution of
  subsidiary to
  shareholders                                      (177,101,000)
Deferred stock option
  expense                                             48,079,000  $(48,079,000)
Compensation charge                                                 31,792,000
Net loss for the year
  ended December 31, 1998                                                        30,851,000)
                           -----------------------------------------------------------------------------------------
Balance, December 31, 1998  13,757,000    $138,000  $98,234,000   $(16,287,000)$(91,554,000)  383,000) $(9,062,000)

                           -----------------------------------------------------------------------------------------




    See accompanying notes.


                   Cellular Communications of Puerto Rico, Inc.
                 (formerly CoreComm Incorporated) and Subsidiaries

                   Consolidated Statements of Cash Flows


                                                            Year ended December 31

                                                      1998             1997          1996
                                                 ---------------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                $   (30,851,000)   $ (5,340,000)  $ 5,114,000
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Depreciation and amortization                     33,834,000      25,660,000    19,418,000
    Provision for losses on accounts receivable        5,049,000       7,146,000     7,520,000
    Loss on disposal of property, plant and equipment    436,000       1,873,000       371,000
    Stock option expense                              31,792,000             --             --
    Loss from early extinguishment of debt                    --       4,067,000            --
    Changes in operating assets and liabilities
      net of effects from business acquisitions:
        Accounts receivable                           (4,570,000)     (6,155,000)   (9,625,000)
        Equipment inventory                           (4,880,000)         30,000     3,476,000
        Prepaid expenses and other current assets      1,433,000      (4,125,000)     (422,000)
        Other assets                                    (722,000)       (265,000)     (292,000)
        Accounts payable                               6,941,000      (1,008,000)    2,497,000
        Accrued expenses                               4,423,000        (380,000)     (227,000)
        Interest payable                                  34,000       6,655,000     1,063,000
        Deferred revenue                               2,390,000         871,000       227,000
        Due to affiliates                              5,378,000         (31,000)     (208,000)
                                                 ---------------------------------------------
Net cash provided by operating activities             50,687,000      28,998,000    28,912,000

INVESTING ACTIVITIES
Payment of the LMDS license fee and related costs    (25,365,000)             --            --
Acquisition of subsidiaries, net of cash acquired     (3,715,000)             --            --
Purchase of marketable securities                    (58,464,000)   (132,016,000)  (18,653,000)
Proceeds from maturities of marketable securities    101,648,000      75,267,000    12,736,000
Purchase of property, plant and equipment            (23,675,000)    (40,259,000)  (36,564,000)
Cost of cellular license interests                    (8,686,000)       (146,000)   (5,811,000)
                                                 ---------------------------------------------
Net cash (used in) investing activities              (18,257,000)    (97,154,000)  (48,292,000)

FINANCING ACTIVITIES
Distribution of subsidiary to shareholders          (150,904,000)             --            --
Proceeds from borrowings, net of financing costs     151,623,000     193,233,000    52,000,000
Principal payments                                    (8,900,000)   (115,000,000)  (28,975,000)
Principal payments of capital lease obligation          (272,000)       (194,000)           --
Additional deferred financing costs                           --              --       (22,000)
Proceeds from exercise of stock options                  768,000         332,000       129,000
Purchase of treasury stock                                    --        (739,000)   (8,323,000)
Distribution to minority interests holders                    --              --    (1,172,000)
                                                 ---------------------------------------------
Net cash provided by (used in) financing
  activities                                          (7,685,000)     77,632,000    13,637,000
                                                 ---------------------------------------------
Increase (decrease) in cash and cash equivalents      24,745,000       9,476,000    (5,743,000)
Cash and cash equivalents at beginning of year        11,783,000       2,307,000     8,050,000
                                                 ---------------------------------------------
Cash and cash equivalents at end of year             $36,528,000    $ 11,783,000   $ 2,307,000
                                                 =============================================



                   Cellular Communications of Puerto Rico, Inc.
                 (formerly CoreComm Incorporated) and Subsidiaries

                 Consolidated Statements of Cash Flows (continued)



                                                          YEAR ENDED DECEMBER 31
                                                    1998           1997          1996
                                                 ----------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest
  exclusive of amounts capitalized               $26,124,000    $12,745,000    $7,118,000
Income taxes paid                                  1,131,000      4,423,000     7,239,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
ACTIVITIES:
Long-term debt issued to acquire cellular
  license interest                               $ 8,900,000    $        --    $       --
Liabilities incurred to acquire property, plant
  and equipment                                    5,191,000      3,038,000     1,595,000
Capital lease obligation incurred to acquire
  office building                                         --      9,922,000            --
Common stock issued to acquire cellular license
  interests                                               --             --    21,536,000


        See accompanying notes.


                Cellular Communications of Puerto Rico, Inc.
             (formerly CoreComm Incorporated) and Subsidiaries


                 Notes to Consolidated Financial Statements

1.   ORGANIZATION, BUSINESS AND DISTRIBUTION OF SUBSIDIARY

In January 1997, Cellular Communications of Puerto Rico, Inc. (formerly CoreComm Incorporated) (the "Company") was formed, and a subsidiary of the Company was merged with and into CCPR, Inc. (formerly Cellular Communications of Puerto Rico, Inc.) ("CCPR"). Upon the merger, CCPR became a wholly-owned subsidiary of the Company and shareholders of CCPR became shareholders of the Company on a one for one basis.

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

NET INCOME (LOSS) PER SHARE

The Company reports its net income (loss) per share in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share."

REVENUE RECOGNITION

Service revenue is recognized at the time services are rendered. Charges for services that are billed in advance are deferred and recognized when earned. Equipment sales are recorded when the equipment is shipped to the customer. Rental revenue is billed and recognized on a monthly basis.

CASH EQUIVALENTS

Cash equivalents are short-term highly liquid investments purchased with a maturity of three months or less. Cash equivalents were $18,343,000 and $2,338,000 at December 31, 1998 and 1997, respectively, and consisted of corporate commercial paper.

MARKETABLE SECURITIES

Marketable securities are classified as available-for-sale, which are carried at fair value. Unrealized holding gains and losses on securities, net of tax, are carried as a separate component of other comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest income. Realized gains and losses and declines in value judged to be other than temporary will be included in interest income. The cost of securities sold or matured is based on the specific identification method. Interest on securities is included in interest income.

Marketable securities at December 31, 1998 and 1997 consisted of corporate debt securities. During the years ended December 31, 1998, 1997 and 1996, there were no realized gains or losses on sales of securities. As of December 31, 1998 and 1997, there were no unrealized gains or losses on securities. All of the marketable securities as of December 31, 1998 and 1997 had a contractual maturity of less than one year.

EQUIPMENT INVENTORY

Equipment inventory is stated at the lower of cost (first-in, first-out method) or market.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company records an estimate of uncollectible accounts receivable based on the current aging of its receivables and its prior collection experience.

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

CAPITALIZED INTEREST

Interest is capitalized as a component of the cost of property, plant and equipment constructed. In 1998, 1997 and 1996, interest of $148,000, $415,000 and $198,000, respectively, was capitalized.

DEFERRED FINANCING COSTS

Deferred financing costs represent costs incurred relating to the issuance of debt and are amortized over the term of the related debt.

ADVERTISING

The Company charges the cost of advertising to expense as incurred. Advertising expense for the years ended December 31, 1998, 1997 and 1996 was $3,638,000, $3,667,000 and $3,025,000, respectively.

STOCK-BASED COMPENSATION

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock option plans.

3.  RECENT ACCOUNTING PRONOUNCEMENTS

COMPREHENSIVE INCOME

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in 1998 which had no impact on the Company's financial position or results of operations.

SEGMENT DISCLOSURES

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company adopted SFAS No. 131 in 1998 which had no effect on the consolidated financial statements since the Company operates in one business segment.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. Management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.

4.  UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:


                                                         DECEMBER 31

                                                     1998           1997
                                                 ---------------------------

Deferred cellular license costs                  $  5,935,000   $  5,935,000
Excess of purchase price paid over the fair
  market value of tangible assets acquired        207,052,000    189,466,000
                                                 ---------------------------
                                                  212,987,000    195,401,000
                                                  212,987,000    195,401,000
Accumulated amortization                           43,534,000     37,934,000
                                                 ---------------------------
                                                 $169,453,000   $157,467,000
                                                 ===========================

4.  UNAMORTIZED LICENSE ACQUISITION COSTS (CONTINUED)

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

In November 1996, a subsidiary of CCPR acquired the remaining interests, aggregating 49%, in Star Associates, Inc., the company which owned the FCC license for the non-wireline cellular system in Adjuntas, Puerto Rico (RSA-2) for cash of $5,755,000 including expenses.

In February 1996, CCPR acquired the remaining minority interests aggregating approximately 6% in SJCTC in exchange for approximately 820,000 shares of the Company's common stock. The stock was valued at $21,536,000, the fair market value on the date of acquisition. In addition, SJCTC made a special cash distribution of $1,172,000 to the minority interest holders. The aggregate purchase price of $21,536,000 plus expenses of $56,000 and the deficiency in net assets acquired of $850,000 have been classified as license acquisition costs.

5.  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                                     DECEMBER 31,

                                                1998              1997
                                           --------------------------------

Land                                       $    1,951,000    $    1,951,000
Office building                                 9,922,000         9,922,000
Operating equipment                           142,252,000       127,534,000
Office furniture and other equipment           33,909,000        24,546,000
Rental equipment                                3,413,000         1,745,000
Construction in progress                        8,387,000        12,533,000
                                           --------------------------------
                                              199,834,000       178,231,000
Accumulated depreciation                       74,412,000        49,780,000
                                           --------------------------------
                                           $  125,422,000    $  128,451,000
                                           ================================

6.  ACCRUED EXPENSES

Accrued expenses consist of:

                                                         DECEMBER 31,

                                                     1998            1997


Accrued compensation                              $ 1,309,000     $   765,000
Accrued franchise, property and income taxes        6,152,000       3,489,000
Commissions payable                                 1,237,000       1,143,000
Accrued equipment purchases                         2,340,000       1,427,000
Subscriber deposits                                 1,384,000       1,544,000
Other                                               4,350,000       3,362,000
                                                  ---------------------------
                                                  $16,772,000     $11,730,000
                                                  ===========================

7.  LONG-TERM DEBT

Long-term debt consists of:


                                                      DECEMBER 31,

                                                 1998             1997
                                             ----------------------------

Senior Subordinated Notes                    $ 200,000,000    $ 200,000,000
Bank loan                                      155,000,000               --
                                             -------------    -------------
                                             $ 355,000,000    $ 200,000,000
                                             =============    =============

In August 1998, a wholly-owned indirect subsidiary of the Company, CCPR Services, Inc. ("Services") entered into a $170,000,000 credit agreement with various banks and borrowed $155,000,000. The Company made a capital contribution to its wholly-owned subsidiary, CoreComm Limited, of $150,000,000 in cash using proceeds from the bank loan and distributed 100% of the common stock of CoreComm Limited to the Company's shareholders. Services has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at Services' option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of CCPR (the parent company of Services) and subsidiaries' debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on Services' borrowings as of December 31, 1998 was 7.87%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005. Services incurred costs of $3,377,000 in connection with the bank loan which are included in deferred financing costs.

In connection with the bank loan, CCPR has pledged to the banks the stock of its subsidiaries and CCPR and its subsidiaries have given the banks a security interest in their assets. CCPR and its other subsidiaries have guaranteed the payment in full when due of the principal, interest and fees owing under the bank loan, which guarantee is full, joint and several. The bank loan also includes, among other things, restrictions on CCPR and its subsidiaries: (i) dividend payments, (ii) acquisitions, (iii) investments,
(iv) sales and dispositions of assets, (v) additional indebtedness and (vi) liens. The bank loan requires that CCPR and subsidiaries maintain certain ratios of indebtedness to cash flow, fixed charges to cash flow and debt service to cash flow.

In January 1997, Services issued $200,000,000 principal amount 10% Senior Subordinated Notes due 2007 (the "Notes") and received proceeds of $193,233,000 after discounts, commissions and other related costs. The Notes are unconditionally guaranteed by CCPR, which guarantee is full, joint and several. CCPR and Services used approximately $116,000,000 of the proceeds to repay the $115,000,000 principal outstanding plus accrued interest and fees under a bank loan. In connection with the repayment of the loan, Services recorded an extraordinary loss of $4,067,000 from the write-off of unamortized deferred financing costs.

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

Long-term debt repayments are due as follows:


Year ending December 31,
2001                                              $  5,000,000
2002                                                11,500,000
2003                                                14,500,000
Thereafter                                         324,000,000
                                                  ------------
                                                  $355,000,000
                                                  ============

The fair value of the Notes as of December 31, 1998 and 1997 was $193,500,000 and $194,000,000, respectively, based on the quoted market price. The fair value of the bank loan as of December 31, 1998 was $155,000,000 based on discounted cash flow analysis.

8.  RELATED PARTY TRANSACTIONS

CCPR had been a wholly-owned subsidiary of Cellular Communications, Inc. ("CCI") until February 28, 1992, when CCI distributed to its stockholders all of the outstanding common stock of CCPR. CCI provided management, financial and legal services to CCPR. Amounts charged to CCPR included direct costs where identifiable and allocated corporate overhead based upon the amount of time incurred on CCPR business by the common officers and employees of CCI and CCPR. The amount charged to CCPR included in general and administrative expenses during the year ended December 31, 1996 was $429,000. In August 1996, upon the merger of CCI with AirTouch Communications, Inc., NTL Incorporated ("NTL") commenced providing management, financial and legal services to CCPR. NTL charged CCPR for direct costs where identifiable and allocated corporate overhead based upon the amount of time incurred on CCPR business by the common officers and employees of NTL and CCPR. The amount charged to CCPR included in general and administrative expenses in 1996 was $207,000.

In January 1997, the Company and NTL agreed to a change in NTL's fee for the provision of management, financial and legal services. NTL charges the Company for direct costs where identifiable and a fixed percentage of its corporate overhead. The amounts charged to the Company included in general and administrative expenses in 1998 and 1997 were $1,148,000 and $1,780,000, respectively.

It is not practicable to determine the amount of expenses that would have been incurred had the Company operated as an unaffiliated entity. However, in the opinion of management of the Company, the allocation method is reasonable.

Due to affiliates includes $588,000 and $71,000 at December 31, 1998 and 1997, respectively, due to NTL and $128,000 at December 31, 1998 due to CoreComm Limited.

9.  NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income (loss) per common share:


                                                        YEAR ENDED DECEMBER 31
                                                 1998             1997            1996
                                             ---------------------------------------------
Numerator:
Income (loss) before extraordinary item      $(30,851,000)     $(2,014,000)     $5,114,000
Extraordinary item                                      --     (3,326,000)              --
                                             ---------------------------------------------
Net income (loss)                            $(30,851,000)     $(5,340,000)     $5,114,000
                                             ---------------------------------------------

Denominator for basic net income (loss) per
        common share                            13,195,000      13,075,000      13,196,000
Effect of dilutive securities:
        Stock options                                   --              --         831,000
                                             ---------------------------------------------
Denominator for diluted net income (loss)
        per common share                        13,195,000      13,075,000      14,027,000
                                             =============================================

Basic net income (loss) per common share:
Income (loss) before extraordinary item            $(2.34)         $(0.15)           $0.39
        Extraordinary item                              --           (.25)              --
                                             ---------------------------------------------
        Net income (loss)                          $(2.34)         $(0.40)           $0.39
                                             =============================================

Diluted net income (loss) per common share:
        Income (loss) before extraordinary
item                                               $(2.34)         $(0.15)           $0.36
        Extraordinary item                              --           (.25)              --
                                             ---------------------------------------------
        Net income (loss)                          $(2.34)         $(0.40)           $0.36
                                             =============================================

The shares issuable upon the exercise of stock options are excluded from the computation of net loss per common share as their effect would be antidilutive.

10.  SHAREHOLDERS' EQUITY

DEFERRED STOCK OPTION EXPENSE

In connection with the distribution of all the common stock of CoreComm Limited to the Company's shareholders, the Company made an equitable adjustment to certain employee and non-employee director stock options. The deferred stock option expense included in shareholders' deficiency of $48,079,000 is a non-cash charge recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" as a result of the new measurement date. The Company recognized $31,792,000 as non-cash stock option expense through December 31, 1998. The remaining $16,287,000 will be charged to stock option expense over the vesting period of the stock options as follows: $10,481,000 in 1999, $4,550,000 in 2000 and
$1,256,000 in 2001.

TREASURY STOCK

The Board of Directors has authorized the repurchase of up to 1,000,000 shares of the Company's common stock through open market purchases as market conditions warrant. As of December 31, 1998, the Company had repurchased 590,000 shares for an aggregate of $15,207,000, of which 207,000 shares that cost an aggregate of $6,145,000 were retired.

SHAREHOLDER RIGHTS PLAN

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

STOCK OPTIONS

There are 2,020,000 shares of Common Stock reserved for issuance under the 1992 Stock Option Plan. The plan provides that incentive stock options be granted at the fair market value of the Common Stock on the date of grant, and nonqualified stock options be granted at not less than 85% of the fair market value of the Common Stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each January 1 thereafter, while the optionee remains an employee. Options will expire ten years after the date of the grant.

There are 322,000 shares of Common Stock reserved for issuance under the Non-Employee Directors Stock Option Plan (the "Directors Plan"). The Directors Plan provides that all options be granted at the fair market value of the Common Stock on the date of grant. Options are exercisable as to 20% of the shares subject thereto on the first anniversary of the date of grant and become exercisable as to an additional 20% of the shares subject thereto on each subsequent anniversary of the grant date, while the optionee remains a director of the Company. Options will expire ten years after the date of the grant.

There are 4,000,000 shares of Common Stock reserved for issuance under the 1998 Non-Qualified Stock Option Plan. The exercise price of a non-qualified stock option granted pursuant to this plan is determined by the Compensation and Option Committee. Options will expire ten years after the date of the grant.

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rates of 5.02%, 5.89% and 6.56%, respectively, dividend yield of 0%, volatility factor of the expected market price of the Company's common stock of .507, .319 and .258, respectively, and a weighted-average expected life of the option of 10 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Following is the Company's pro forma information:


                                                 YEAR ENDED DECEMBER 31

                                            1998             1997            1996
                                       -------------- -- ------------ -- -------------

Pro forma net income (loss)             $(32,140,000)    $(7,581,000)       $3,467,000
Pro forma net income (loss) per share:
    Basic                               $      (2.44)         $ (.58)            ($.26)
    Diluted                             $      (2.44)           (.58)              .25

A summary of the Company's stock option activity and related information for the years ended December 31, follows:


                                   1998                      1997                   1996
                           -------------------------------------------------------------------------
                                          WEIGHTED-                WEIGHTED-             WEIGHTED-
                            NUMBER        AVERAGE      NUMBER      AVERAGE     NUMBER    AVERAGE
                              OF          EXERCISE      OF         EXERCISE      OF      EXERCISE
                            OPTIONS        PRICE       OPTIONS      PRICE      OPTIONS    PRICE
                           -------------------------------------------------------------------------

Outstanding-beginning
of year                     2,346,000      $2.68(1) 2,453,000     $17.81    2,180,000      $16.41
Granted                     1,950,000       3.00    1,895,000      16.41      289,000       27.87
Exercised                    (175,000)      2.98     (133,000)      2.49      (16,000)       7.64
Forfeited                          --         --   (1,869,000)     23.93           --          --
                           ----------              ----------               ---------
Outstanding-end of year    4,121,000       $2.80    2,346,000     $12.68(1) 2,453,000      $17.81
                           ==========              ==========               =========

Exercisable at end of year 1,713,000       $2.43    1,114,000     $9.69     1,690,000      $14.06
                           ==========              ==========               =========


(1) In 1998, the Company repriced its options due to the distribution of CoreComm Limited to the Company's shareholders in 1998.

In 1997, the Company cancelled and reissued options to purchase 1,757,000 shares of common stock. Weighted-average fair value of options, calculated using the Black-Scholes option pricing model, granted during 1998, 1997 and 1996 is $2.03, $8.64 and $15.07, respectively.

The following table summarizes the status of the stock options outstanding and exercisable at December 31, 1998:


                   STOCK OPTIONS OUTSTANDING                         STOCK OPTIONS EXERCISABLE
--------------------------------------------------------------------------------------------------
                                   WEIGHTED                                            WEIGHTED-
                                  REMAINING        WEIGHTED-           NUMBER           AVERAGE
   RANGE OF        NUMBER OF     CONTRACTUAL        AVERAGE              OF            EXERCISE
EXERCISE PRICES     OPTIONS          LIFE       EXERCISE PRICE         OPTIONS           PRICE
--------------------------------------------------------------------------------------------------
$0.04 to $0.46       411,000         3.2           $0.267               411,000          $0.267
$3.00 to $4.37     3,563,000         8.4           $3.000             1,228,000          $3.000
$4.70 to $5.07       147,000         7.1           $4.979                74,000          $4.889
--------------------------------------------------------------------------------------------------
Total              4,121,000                                          1,713,000
--------------------------------------------------------------------------------------------------


11.  INCOME TAXES

The provision for income taxes consists of the following:


                                   YEAR ENDED DECEMBER 31

                            1998           1997           1996
                         -----------------------------------------

Current:

   Federal               $       --    $    741,000      $      --
   State                  2,255,000         947,000             --
   Puerto Rico and U.S.
     Virgin Islands       2,008,000         471,000      4,555,000
                         -----------------------------------------
Total current             4,263,000       2,159,000      4,555,000
                         -----------------------------------------

Deferred:
   Federal                       --              --             --
   Puerto Rico                   --              --        797,000
                         -----------------------------------------
Total deferred                   --              --        797,000
                         -----------------------------------------
                         $4,263,000    $  2,159,000    $ 5,352,000
                         =========================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:


                                                   DECEMBER 31

                                              1998             1997
                                         -------------------------------

Deferred tax liabilities:
   Tax over book depreciation and
    amortization                         $   44,777,000   $   29,094,000

Deferred tax assets:
   Net operating loss carryforwards          61,338,000       36,352,000
   Valuation allowance for deferred tax
    assets                                  (17,358,000)      (8,055,000)
                                         -------------------------------
   Net deferred tax assets                   43,980,000       28,297,000
                                         -------------------------------
Net deferred tax liabilities             $      797,000   $      797,000
                                         ===============================

At December 31, 1998, the Company had net operating loss carryforwards of approximately $130,800,000 for federal income tax purposes that expire as follows: $3,800,000 in 2004, $3,900,000 in 2006, $20,400,000 in 2007,
$26,400,000 in 2008, $14,100,000 in 2009, $9,600,000 in 2010, $5,500,000 in
2011, $28,900,000 in 2012 and $18,200,000 in 2018. A significant portion of the US tax loss carryforwards are dual consolidated losses which generally can only be utilized on a separate company basis rather than on a consolidated basis.

At December 31, 1998, the Company had net operating loss carryforwards of approximately $33,400,000 to offset future Puerto Rico taxable income that expire as follows: $2,000,000 in 1999, $2,200,000 in 2000, $2,600,000 in
2001, $4,100,000 in 2002, $5,200,000 in 2003, $16,200,000 in 2004 and
$1,100,000 in 2005.

The provision for income taxes differs from the statutory rates principally due to state and local taxes and the losses for which no benefit has been provided.


12.  PENSION PLANS

Two subsidiaries of the Company have defined contribution plans covering all employees who have completed six months of employment. The Company's matching contributions are determined annually. Participants can make salary deferral contributions of 1% to 20% of annual compensation not to exceed the maximum allowed by law. The Company's expense for 1998, 1997 and 1996 was $257,000, $204,000 and $168,000, respectively.


13.  LEASES

Total rent expense during the years ended December 31, 1998, 1997, and 1996 was $3,545,000, $3,680,000 and
$3,085,000, respectively.

Future minimum annual lease payments under noncancellable operating leases at December 31, 1998 are:
$3,138,000 (1999); $2,432,000 (2000); $1,672,000 (2001); $1,134,000 (2002);
$416,000 (2003) and $3,238,000
thereafter.

In 1997, the Company entered into a lease for office space through 2012 which is classified as a capital lease for financial reporting purposes. Accordingly, an asset of $9,922,000 has been recorded. Accumulated depreciation on the office building at December 31, 1998 and 1997 was $1,049,000 and $388,000, respectively. Future minimum annual payments under this lease at December 31, 1998 are as follows:

                       Year ending December 31,

1999                                  $     1,196,000
2000                                        1,196,000
2001                                        1,196,000
2002                                        1,265,000
2003                                        1,288,000
Thereafter                                 10,872,000
                                      ---------------
                                           17,013,000
Interest                                   (7,557,000)
                                      ---------------
Present value of net minimum                9,456,000
obligations
Current portion                              (299,000)
                                      ---------------
                                      $     9,157,000
                                      ---------------

14.  COMMITMENTS AND CONTINGENT LIABILITIES

As of December 31, 1998, the Company was committed to purchase approximately $7,500,000 for cellular network and other equipment and for construction services. In addition, as of December 31, 1998, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $2,200,000.

In 1992, the Company entered into an agreement which in effect provides for a twenty year license to use a service mark in Puerto Rico and the U.S. Virgin Islands which is also licensed to many of the non-wireline cellular systems in the United States. The Company is required to pay licensing and advertising fees, and to maintain certain service quality standards. The total fees paid for 1998 were $289,000, which were determined by the size of the Company's markets.

The Company is involved in various disputes, arising in the ordinary course of business, which may result in pending or threatened litigation. The Company's management expects no material adverse effect on the Company's financial condition, results of operations or cash flows to result from these matters.


                  Schedule II -- Valuation and Qualifying Accounts


           COL. A                 COL. B             COL. C             COL. D           COL. E
--------------------------------------------------------------------------------------------------
                                             ADDITIONS
                                            ------------------------
                                                (1)         (2)
                                            ------------------------
                                BALANCE AT                CHARGED
                                EGINNING OF  CHARGED TO   TO OTHER                     BALANCE AT
                                  PERIOD     COSTS AND   ACCOUNTS-   DEDUCTIONS -        END OF
         DESCRIPTION           B              EXPENSES    DESCRIBE      DESCRIBE         PERIOD
----------------------------- -------------------------------------- -----------------------------

Year ended December 31, 1998:
  Allowance for doubtful
   accounts                    $   2,106,000  $ 5,049,000   $ -      $ (5,573,000) (a)  $1,582,000

Year ended December 31, 1997:
  Allowance for doubtful
   accounts                    $   3,767,000  $ 7,146,000   $ -      $ (8,807,000) (b)  $2,106,000

Year ended December 31, 1996:
  Allowance for doubtful
   accounts                    $   3,233,000  $ 7,520,000   $ -      $ (6,986,000) (b)  $3,767,000


(a) Uncollectible accounts written-off, net of recoveries, of $5,584,000, and allowance of $287,000 of CoreComm Limited distributed, offset by $298,000 allowance as of acquisition date from business combinations.
(b) Uncollectible accounts written-off, net of recoveries.