Form 10-Q
period 1999-06-30
CELLULAR COMMUNICATIONS OF PUERTO RICO INC /DE/
filed 1999-08-13
CIK 1032030

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission File No.               19869-99


                  CELLULAR COMMUNICATIONS OF PUERTO RICO, INC.
             (Exact name of registrant as specified in its charter)



             Delaware                                    13-3927257
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


110 East 59th Street, New York, New York                    10022
   (Address of principal executive offices)               (Zip Code)

                                 (212) 355-3466
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X    No

The number of shares outstanding of the issuer's common stock as of June 30, 1999 was 13,890,109.

                   Cellular Communications of Puerto Rico, Inc

                                      Index




PART I.  FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets  -
         June 30, 1999 and December 31, 1998                                 2

         Condensed Consolidated Statements of Income  -
         Three and six months ended June 30, 1999 and 1998                   3

         Condensed Consolidated Statement of Shareholders'
         (Deficiency)  - Six months ended June 30, 1999                      4

         Condensed Consolidated Statements of Cash Flows  -
         Six months ended June 30, 1999 and 1998                             5

         Notes to Condensed Consolidated Financial Statements                6

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition                                  9

Item 3.  Quantitative and Qualitative Disclosures About Market Risks        15

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                16

Item 6.  Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                  17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  Cellular Communications of Puerto Rico, Inc.
                                and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                       JUNE 30,       DECEMBER 31,
                                                                         1999             1998
                                                                    -------------    -------------
ASSETS                                                               (Unaudited)       (See Note)
Current assets:
   Cash and cash equivalents                                        $  36,122,000    $  36,528,000
   Marketable securities                                               19,604,000       19,482,000
   Accounts receivable -- trade, less allowance for doubtful
     accounts of $858,000 (1999) and $1,582,000 (1998)                 17,998,000       18,806,000
   Equipment inventory                                                  6,688,000        7,635,000
   Prepaid expenses and other current assets                            6,352,000        5,575,000
                                                                    -------------    -------------
Total current assets                                                   86,764,000       88,026,000

Property, plant and equipment, net                                    128,932,000      125,422,000
Unamortized license acquisition costs                                 166,749,000      169,453,000
Deferred financing costs, less accumulated amortization
   of $2,017,000 (1999) and $1,446,000 (1998)                           8,150,000        8,721,000
Other assets, less accumulated amortization of
   $1,114,000 (1999) and $957,000 (1998)                                1,021,000        1,197,000
                                                                    -------------    -------------
                                                                    $ 391,616,000    $ 392,819,000
                                                                    =============    =============
LIABILITIES AND SHAREHOLDERS' (DEFICIENCY)
Current liabilities:
   Accounts payable                                                 $   8,218,000    $  15,003,000
   Accrued expenses                                                    15,489,000       16,772,000
   Due to affiliates                                                      114,000          716,000
   Interest payable                                                     8,364,000        8,367,000
   Deferred revenue                                                     6,892,000        6,335,000
                                                                    -------------    -------------
Total current liabilities                                              39,077,000       47,193,000

Long-term debt                                                        355,000,000      355,000,000
Obligation under capital lease                                          8,996,000        9,157,000
Commitments and contingent liabilities

Shareholders' (deficiency):
   Series preferred stock -- $.01 par value; authorized 2,500,000
     shares; issued and outstanding none                                       --               --
   Common stock -- $.01 par value; authorized 30,000,000 shares;
     issued 13,890,000 (1999) and 13,757,000 (1998) shares                139,000          138,000
   Additional paid-in capital                                          98,612,000       98,234,000
   Deferred stock option expense                                      (11,046,000)     (16,287,000)
   (Deficit)                                                          (90,100,000)     (91,554,000)
                                                                    -------------    -------------
                                                                       (2,395,000)      (9,469,000)
   Treasury stock -- at cost, 383,000 shares                           (9,062,000)      (9,062,000)
                                                                    -------------    -------------
                                                                      (11,457,000)     (18,531,000)
                                                                    -------------    -------------
                                                                    $ 391,616,000    $ 392,819,000
                                                                    =============    =============

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date.

See accompanying notes.

                  Cellular Communications of Puerto Rico, Inc.
                                and Subsidiaries
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                               JUNE 30                         JUNE 30
                                                    ----------------------------    ----------------------------
                                                        1999            1998            1999            1998
                                                    ------------    ------------    ------------    ------------
REVENUES:
Service revenue                                     $ 42,487,000    $ 38,308,000    $ 83,336,000    $ 72,767,000
Equipment revenue                                      6,243,000       5,559,000      13,689,000      10,513,000
                                                    ------------    ------------    ------------    ------------
                                                      48,730,000      43,867,000      97,025,000      83,280,000

COSTS AND EXPENSES:
Cost of equipment sold                                 5,939,000       4,894,000      12,727,000       9,469,000
Operating expenses                                     4,190,000       5,303,000       8,071,000       9,418,000
Selling, general and administrative expenses          17,649,000      19,058,000      34,614,000      35,687,000
Stock option expense                                   2,621,000              --       5,241,000              --
Depreciation of rental equipment                         380,000         275,000         740,000         516,000
Depreciation expense                                   7,236,000       6,423,000      14,299,000      12,369,000
Amortization expense                                   1,696,000       1,710,000       3,392,000       3,400,000
                                                    ------------    ------------    ------------    ------------
                                                      39,711,000      37,663,000      79,084,000      70,859,000
                                                    ------------    ------------    ------------    ------------
Operating income                                       9,019,000       6,204,000      17,941,000      12,421,000

OTHER INCOME (EXPENSE):
Interest income and other, net                           741,000         494,000       1,098,000       1,180,000
Interest expense                                      (7,931,000)     (5,395,000)    (16,125,000)    (10,760,000)
                                                    ------------    ------------    ------------    ------------
Income before income tax provision                     1,829,000       1,303,000       2,914,000       2,841,000
Income tax provision                                    (618,000)       (370,000)     (1,460,000)       (836,000)
                                                    ------------    ------------    ------------    ------------
Net income                                          $  1,211,000    $    933,000    $  1,454,000    $  2,005,000
                                                    ============    ============    ============    ============

Net income per common share - basic                 $        .09    $        .07    $        .11    $        .15
                                                    ============    ============    ============    ============
Net income per common share  - assuming dilution    $        .07    $        .06    $        .09    $        .14
                                                    ============    ============    ============    ============



      See accompanying notes.

                  Cellular Communications of Puerto Rico, Inc.
                                and Subsidiaries
         Condensed Consolidated Statement of Shareholders' (Deficiency)
                                   (Unaudited)

                                        COMMON STOCK           ADDITIONAL      DEFERRED                        TREASURY STOCK
                                 -------------------------      PAID-IN      STOCK OPTION                  ------------------------
                                   SHARES        AMOUNT         CAPITAL        EXPENSE       (DEFICIT)      SHARES        AMOUNT
                                 ----------   ------------   ------------   ------------    ------------   --------    ------------

Balance, December 31, 1998       13,757,000   $    138,000   $ 98,234,000   $(16,287,000)   $(91,554,000)  (383,000)   $ (9,062,000)
Exercise of stock options           133,000          1,000        378,000
Stock option expense                                                           5,241,000
Net income for the six months
   ended June 30, 1999                                                                         1,454,000
                                 ----------   ------------   ------------   ------------    ------------   --------    ------------
Balance, June 30, 1999           13,890,000   $    139,000   $ 98,612,000   $(11,046,000)   $(90,100,000)  (383,000)   $ (9,062,000)
                                 ==========   ============   ============   ============    ============   ========    ============


See accompanying notes.

                  Cellular Communications of Puerto Rico, Inc.
                                and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30
                                                             ----------------------------
                                                                 1999            1998
                                                             ------------    ------------

Net cash provided by operating activities                    $ 20,094,000    $ 20,219,000
                                                             ------------    ------------

INVESTING ACTIVITIES
Payment of the LMDS license fee and related costs                      --     (25,356,000)
Cost of cellular license interest                                      --      (8,686,000)
Acquisition of subsidiaries, net of cash acquired                      --      (3,715,000)
Purchase of property, plant and equipment                     (21,078,000)    (13,307,000)
Purchase of marketable securities                             (16,260,000)    (38,496,000)
Proceeds from maturities of marketable securities              16,605,000      76,911,000
                                                             ------------    ------------
Net cash (used in) investing activities                       (20,733,000)    (12,649,000)
                                                             ------------    ------------

FINANCING ACTIVITIES
Principal payments of capital lease obligation                   (146,000)       (133,000)
Proceeds from exercise of stock options                           379,000          30,000
                                                             ------------    ------------
Net cash provided by (used in) financing activities               233,000        (103,000)
                                                             ------------    ------------

Increase (decrease) in cash and cash equivalents                 (406,000)      7,467,000
Cash and cash equivalents at beginning of period               36,528,000      11,783,000
                                                             ------------    ------------
Cash and cash equivalents at end of period                   $ 36,122,000    $ 19,250,000
                                                             ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest exclusive
    of amounts capitalized                                   $ 16,128,000    $ 10,406,000
Income taxes paid                                               1,509,000         355,000

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Liabilities incurred to acquire property, plant and
  equipment                                                  $  2,285,000    $  1,754,000
Long-term debt issued to acquire cellular license interest             --       8,900,000


See accompanying notes.

                  Cellular Communications of Puerto Rico, Inc.
                                and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 2000. Management does not anticipate that the adoption of this new standard will have a significant effect on earnings or the financial position of the Company.

NOTE B - MERGER AGREEMENT

On May 3, 1999, the Company announced that it had entered into an agreement with SBC Communications Inc. ("SBC") under which it would be acquired in a transaction valued at $29.50 per outstanding share. In addition, based on information provided by SBC, Telefonos de Mexico S.A. de C.V. will purchase an interest in the SBC subsidiary that will acquire the Company. The Company expects to complete the merger in the third quarter of 1999 pending regulatory approvals.

NOTE C - UNAMORTIZED LICENSE ACQUISITION COSTS

Unamortized license acquisition costs consist of:

                                                            JUNE 30,      DECEMBER 31,
                                                             1999             1998
                                                         ------------     ------------
                                                          (Unaudited)

         Deferred cellular license costs                 $  5,935,000     $  5,935,000
         Excess of purchase price paid over the fair
            market value of tangible assets acquired      207,052,000      207,052,000
                                                         ------------     ------------
                                                          212,987,000      212,987,000
         Accumulated amortization                          46,238,000       43,534,000
                                                         ------------     ------------
                                                         $166,749,000     $169,453,000
                                                         ============     ============

                  Cellular Communications of Puerto Rico, Inc.
                                and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE D - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of:

                                                     JUNE 30,       DECEMBER 31,
                                                      1999             1998
                                                  ------------     ------------
                                                   (Unaudited)

         Land                                     $  1,951,000     $  1,951,000
         Office building                             9,922,000        9,922,000
         Operating equipment                       153,075,000      142,252,000
         Office furniture and other equipment       40,276,000       33,909,000
         Rental equipment                            4,136,000        3,413,000
         Construction in progress                    8,728,000        8,387,000
                                                  ------------     ------------
                                                   218,088,000      199,834,000
         Accumulated depreciation                   89,156,000       74,412,000
                                                  ------------     ------------
                                                  $128,932,000     $125,422,000
                                                  ============     ============

NOTE E - ACCRUED EXPENSES

Accrued expenses consist of:

                                                             JUNE 30,      DECEMBER 31,
                                                              1999            1998
                                                          ------------    ------------
                                                           (Unaudited)

         Accrued compensation                             $ 2,117,000     $ 1,309,000
         Accrued franchise, property and income taxes       6,287,000       6,152,000
         Commissions payable                                1,366,000       1,237,000
         Accrued equipment purchases                        1,106,000       2,340,000
         Subscriber deposits                                1,513,000       1,384,000
         Other                                              3,100,000       4,350,000
                                                          ------------    ------------
                                                          $15,489,000     $16,772,000
                                                          ===========     ===========

NOTE F - LONG-TERM DEBT

Long-term debt consists of:

                                          JUNE 30,       DECEMBER 31,
                                           1999             1998
                                       ------------     ------------
                                        (Unaudited)

         Senior Subordinated Notes     $200,000,000     $200,000,000
         Bank loan                      155,000,000      155,000,000
                                       ------------     ------------
                                       $355,000,000     $355,000,000
                                       ============     ============

                  Cellular Communications of Puerto Rico, Inc.
                                and Subsidiaries
  Notes to Condensed Consolidated Financial Statements (unaudited) (continued)


NOTE G - NET INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted net income per common share:

                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              JUNE 30                         JUNE 30
                                                    ---------------------------     ---------------------------
                                                        1999            1998            1999            1998
                                                    -----------     -----------     -----------     -----------
         Numerator:
         Net income                                 $ 1,211,000     $   933,000     $ 1,454,000     $ 2,005,000
                                                    -----------     -----------     -----------     -----------

         Denominator for basic net income per
             common share                            13,452,000      13,184,000      13,437,000      13,183,000
         Effect of dilutive securities:
             Stock options                            3,582,000       1,305,000       3,540,000         772,000
                                                    -----------     -----------     -----------     -----------

         Denominator for diluted net income per
             common share                            17,034,000      14,489,000      16,977,000      13,955,000
                                                    -----------     -----------     -----------     -----------

         Basic net income per common share          $       .09     $       .07     $       .11     $       .15
                                                    ===========     ===========     ===========     ===========

         Diluted net income per common share        $       .07     $       .06     $       .09     $       .14
                                                    ===========     ===========     ===========     ===========


NOTE H - DEFERRED STOCK OPTION EXPENSE

In connection with the distribution of all the common stock of CoreComm Limited to the Company's shareholders in 1998, the Company made an equitable adjustment to certain employee and non-employee director stock options. The deferred stock option expense included in shareholders' deficiency was a non-cash charge recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" as a result of the new measurement date. The Company recognized $5,241,000 as a non-cash stock option charge in the six months ended June 30, 1999. The remaining $11,046,000 will be charged to stock option expense over the vesting period of the stock options as follows: $5,240,000 in 1999, $4,550,000 in 2000 and $1,256,000 in 2001.

NOTE I - COMMITMENTS AND CONTINGENT LIABILITIES

As of June 30, 1999, the Company was committed to purchase approximately $7,800,000 for cellular network and other equipment and for construction services. In addition, as of June 30, 1999, the Company had commitments to purchase cellular telephones, pagers and accessories of approximately $2,000,000.

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

          Cellular Communications of Puerto Rico, Inc. and Subsidiaries


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

On May 3, 1999, the Company announced that it had entered into an agreement with SBC Communications Inc. ("SBC") under which it would be acquired in a transaction valued at $29.50 per outstanding share. In addition, based on information provided by SBC, Telefonos de Mexico S.A. de C.V. will purchase an interest in the SBC subsidiary that will acquire the Company. The Company expects to complete the merger in the third quarter of 1999 pending regulatory approvals.

In 1998, the Company acquired, through its wholly-owned subsidiary CoreComm Limited, three communications related businesses in the United States and was the high bidder for 15 LMDS licenses in Ohio. As a result of acquisitions in April and June 1998, the Company consolidated the results of operations of the acquired businesses from the dates of acquisition. In September 1998, the Company completed the distribution of all of the common stock of CoreComm Limited to its shareholders.

                              RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Service revenue increased to $42,487,000 from $38,308,000. Service revenue includes $1,200,000 in 1998 from acquired businesses. For the Company's cellular and paging business in Puerto Rico and the U.S. Virgin Islands, lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in average monthly revenue per cellular subscriber for the second quarter decreasing to $41 in 1999 from $55 in 1998. The Company expects these trends to continue for the foreseeable future. Ending subscribers were 361,900 and 234,400 as of June 30, 1999 and 1998, respectively. Ending pagers in use were 59,900 and 53,400 as of June 30, 1999 and 1998, respectively.

The income from equipment, before depreciation of rental equipment, decreased to $304,000 from $665,000 due to lower selling prices on digital cellular telephones sold to prepaid subscribers. The Company intends to continue to sell telephones at or above cost to prepaid subscribers. The income from equipment in 1998 includes $45,000 from acquired businesses.

Operating expenses decreased to $4,190,000 from $5,303,000. Operating expenses in 1998 include $1,052,000 from acquired businesses. For the Company's cellular and paging business in Puerto Rico and the U.S. Virgin Islands, operating expenses decreased to $4,190,000 from $4,251,000 primarily due to a reduction in interconnection expense, offset by additional costs associated with the expanded network (including paging operations). Operating expenses as a percentage of service revenue, excluding CoreComm Limited businesses, decreased to 10% in 1999 from 11% in 1998.

          Cellular Communications of Puerto Rico, Inc. and Subsidiaries


Selling, general and administrative expenses decreased to $17,649,000 from $19,058,000. Selling, general and administrative expenses include $1,417,000 from acquired businesses and general and administrative expenses of the parent company of $510,000 in 1999 and $832,000 in 1998. For the Company's cellular and paging business in Puerto Rico and the U.S. Virgin Islands, selling, general and administrative expenses increased to $17,139,000 from $16,809,000 primarily as a result of an increase in selling and marketing costs, which was partially offset by a decrease in bad debt expense.

Stock option expense of $2,621,000 in 1999 is a non-cash charge recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" due to an equitable adjustment made to certain employee and non-employee director stock options in connection with the distribution of CoreComm Limited to the Company's shareholders in 1998. The Company has $11,046,000 of deferred stock option expense as of June 30, 1999 that will be charged as non-cash stock option expense over the vesting period of the stock options as follows:
$5,240,000 in 1999, $4,550,000 in 2000 and $1,256,000 in 2001.

Depreciation of rental equipment increased to $380,000 from $275,000 due to an increase in the number of rental telephones and pagers.

Depreciation expense increased to $7,236,000 from $6,423,000 primarily because of an increase in property, plant and equipment.

Amortization expense decreased to $1,696,000 from $1,710,000 primarily due to a decrease in goodwill from the 1998 acquisitions.

Interest income and other, net, increased to $741,000 from $494,000 primarily due to gains on disposals of property, plant and equipment of $327,000.

Interest expense increased to $7,931,000 from $5,395,000 as a result of the new bank loan commencing in August 1998.

The provision for income taxes increased to $618,000 from $370,000 as a result of an increase in Puerto Rico and U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Service revenue increased to $83,336,000 from $72,767,000. Service revenue includes $1,200,000 in 1998 from acquired businesses. For the Company's cellular and paging business in Puerto Rico and the U.S. Virgin Islands, lower average revenue and minutes of use of new prepaid subscribers and the selection by existing subscribers of alternate rate plans resulted in average monthly revenue per cellular subscriber for the six months ended June 30 decreasing to $42 in 1999 from $55 in 1998. The Company expects these trends to continue for the foreseeable future. Ending subscribers were 361,900 and 234,400 as of June 30, 1999 and 1998, respectively. Ending pagers in use were 59,900 and 53,400 as of June 30, 1999 and 1998, respectively.

          Cellular Communications of Puerto Rico, Inc. and Subsidiaries


The income from equipment, before depreciation of rental equipment, decreased to $962,000 from $1,044,000 due to lower selling prices on digital cellular telephones sold to prepaid subscribers. The Company intends to continue to sell telephones at or above cost to prepaid subscribers. The income from equipment in 1998 includes $45,000 from acquired businesses.

Operating expenses decreased to $8,071,000 from $9,418,000. Operating expenses in 1998 include $1,052,000 from acquired businesses. For the Company's cellular and paging business in Puerto Rico and the U.S. Virgin Islands, operating expenses decreased to $8,071,000 from $8,366,000 primarily due to a reduction in interconnection expense, offset by additional costs associated with the expanded network (including paging operations). Operating expenses as a percentage of service revenue, excluding CoreComm Limited businesses, decreased to 10% in 1999 from 12% in 1998.

Selling, general and administrative expenses decreased to $34,614,000 from $35,687,000. Selling, general and administrative expenses in 1998 include $1,417,000 from acquired businesses and general and administrative expenses of the parent company of $977,000 in 1999 and $1,328,000 in 1998. For the Company's cellular and paging business in Puerto Rico and the U.S. Virgin Islands, selling, general and administrative expenses increased to $33,637,000 from $32,942,000 primarily as a result of an increase in selling and marketing costs, which was partially offset by a decrease in bad debt expense.

Stock option expense of $5,241,000 in 1999 is a non-cash charge recorded in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" due to an equitable adjustment made to certain employee and non-employee director stock options in connection with the distribution of CoreComm Limited to the Company's shareholders in 1998. The Company has $11,046,000 of deferred stock option expense as of June 30, 1999 that will be charged as non-cash stock option expense over the vesting period of the stock options as follows: $5,240,000 in 1999, $4,550,000 in 2000 and $1,256,000 in
2001.

Depreciation of rental equipment increased to $740,000 from $516,000 due to an increase in the number of rental telephones and pagers.

Depreciation expense increased to $14,299,000 from $12,369,000 primarily because of an increase in property, plant and equipment.

Amortization expense decreased to $3,392,000 from $3,400,000 due to a decrease in goodwill from the 1998 acquisitions.

Interest income and other, net, decreased to $1,098,000 from $1,180,000 due to a decrease in interest income on short term investments offset by an increase in gains on disposals of property, plant and equipment.

Interest expense increased to $16,125,000 from $10,760,00 as a result of the new bank loan commencing in August 1998.

          Cellular Communications of Puerto Rico, Inc. and Subsidiaries

The provision for income taxes increased to $1,460,000 from $836,000 as a result of an increase in Puerto Rico and U.S. Virgin Islands taxable income of certain of the Company's consolidated subsidiaries.


                         LIQUIDITY AND CAPITAL RESOURCES


The Company requires capital to expand its Puerto Rico and U.S. Virgin Islands cellular and paging network and for debt service. The Company is currently adding cell sites and increasing capacity throughout its Puerto Rico and U.S. Virgin Islands markets. The Company expects to use approximately $17,800,000 in the second half of 1999 for contemplated additions to the cellular network, the paging network and for other non-cell site related capital expenditures. The Company's commitments at June 30, 1999 of $7,800,000 for cellular network and other equipment and for construction services are included in the total anticipated expenditures. The Company expects to be able to meet these requirements with cash and securities on hand and cash from operations.

In August 1998, a wholly-owned indirect subsidiary of the Company, CCPR Services, Inc. ("Services"), entered into a $170,000,000 credit agreement with various banks. Services has $15,000,000 available under the bank loan until September 2001. The terms include the payment of interest at least quarterly at a floating rate, which is, at Services' option, either (a) the greater of the bank's prime rate or the Federal Funds Rate plus 0.5% or (b) LIBOR, plus, based on the ratio of CCPR, Inc. (a wholly-owned subsidiary of the Company and the parent company of Services) and subsidiaries' debt to cash flow and the floating rate in effect, either 0% to 1.25% or 1.25% to 2.5%. The effective rate on Services' borrowings as of June 30, 1999 was 6.8%. The terms also include an unused commitment fee of 0.5% per annum which is payable quarterly. Principal payments commence on September 30, 2001 based on two amortization schedules. One schedule is for the first $95,000,000 borrowed which includes quarterly payments until June 2006. The other schedule is for the remainder of the amount borrowed which includes quarterly payments until June 2005.

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

          Cellular Communications of Puerto Rico, Inc. and Subsidiaries


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

The Company is highly leveraged. Such leverage could limit the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes, increases its vulnerability to adverse changes in general economic conditions or increases in interest rates, and requires that a substantial portion of cash flow operations be dedicated to debt service requirements. The leveraged nature of the Company and the Company's continued compliance with the restrictions in its debt agreements could limit its ability to respond to market conditions, meet extraordinary capital needs or restrict other business activities such as acquisitions. In addition, the Company is a holding company with no significant assets other than its investments in and advances to its subsidiaries. The Company is therefore dependent upon receipt of funds from its subsidiaries to meet its own obligations, however the debt agreements effectively prevent the payment of dividends, loans or other distributions to the Company. The Company expects to be able to meet its own obligations at least through the next twelve months with cash, cash equivalents and marketable securities on hand.

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

Cash provided by operating activities was $20,094,000 and $20,219,000 for the six months ended June 30, 1999 and 1998, respectively. The increase is primarily a result of an increase in operating income and changes in operating assets and liabilities. Purchases of property, plant and equipment of $21,078,000 in 1999 were primarily for additional cell sites and increased capacity in the Company's cellular and paging networks.

          Cellular Communications of Puerto Rico, Inc. and Subsidiaries


Write-offs of accounts receivable, net of recoveries as a percentage of service revenues was 1.79% for the six months ended June 30, 1999 compared to 3.6% for the year ended December 31, 1998. This percentage decreased because the Company and its subsidiaries have increased prepaid subscribers.


YEAR 2000

The Company had a comprehensive Year 2000 project designed to identify and assess the risks associated with its information systems, products, operations and infrastructure, suppliers, and customers that are not Year 2000 compliant, and to develop, implement and test remediation and contingency plans to mitigate these risks. The project included four phases: (1) identification of risks, (2) assessment of risks, (3) development of remediation and contingency plans and
(4) implementation and testing. The Company's assessment was focused on its information technology ("IT") systems, in particular it's cellular and paging network and its billing, provisioning and customer service system. The Company also evaluated the readiness of third-parties such as utility companies that the Company depends upon for the operation of its network. The Company's leased office space and other non-IT equipment which may have embedded technology that may be affected by the Year 2000 problem is being separately assessed.

The Company completed the assessment, remediation, and testing of its critical IT systems. In addition, the evaluation of the readiness of major third-parties is complete. The Company completed contingency plans for all critical business processes. Throughout the remainder of the year the Company will review and update its plans to ensure their applicability. In addition, the Company will ensure that all personnel involved in the contingency plans are properly trained and prepared. The Company incurred approximately $2,300,000 related to its Year 2000 project and estimates that it will incur nominal additional costs.

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

          Cellular Communications of Puerto Rico, Inc. and Subsidiaries


Because the Company uses a variety of information systems and has additional systems embedded in its operations and infrastructure, the Company cannot be sure that all of its systems will work together in a Year 2000-ready fashion. Furthermore, the Company cannot be sure that it will not suffer business interruptions, either because of its own Year 2000 problems or those of third-parties upon whom the Company is reliant for services. The Company is continuing to evaluate its Year 2000-related risks and corrective actions. However, the risks associated with the Year 2000 problem are pervasive and complex; they can be difficult to identify and address, and can result in material adverse consequences to the Company. Even though the Company completed all of its assessments, identified and tested remediation plans believed to be adequate, and developed contingency plans believed to be adequate, some problems may not be identified or corrected in time to prevent material adverse consequences to the Company.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS


There have been no material changes in the reported market risks since the end of the most recent fiscal year.

          Cellular Communications of Puerto Rico, Inc. and Subsidiaries


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 3, 1999, the Company held its annual meeting of stockholders. The following management proposals were adopted: (i) the reelection of Sidney R. Knafel and Del Mintz to the Board of Directors and (ii) the ratification of the selection of Ernst & Young LLP as the Company's independent auditors for 1999.

         The stockholders approved the election of Sidney R. Knafel by a vote of 11,160,074 shares in favor and 8,624 shares withheld from voting. The stockholders approved the election of Del Mintz by a vote of 11,158,074 share in favor and 10,624 shares withheld from voting. The stockholders approved the second proposal by a vote of 11,164,729 shares in favor, 3,347 shares against and 622 shares abstaining from voting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits.

         27. Financial Data Schedule

    (b)  Reports on Form 8-K.

         During the quarter ended June 30, 1999, the Company filed a Current Report on Form 8-K dated April 30, 1999 reporting under Item 5, Other Events, that it had entered into a merger agreement with SBC Communications Inc. No financial statements were filed with this report.

          Cellular Communications of Puerto Rico, Inc. and Subsidiaries


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CELLULAR COMMUNICATIONS OF
                                       PUERTO RICO, INC.



Date:  August 11, 1999                 By: /s/ J. Barclay Knapp
                                           -------------------------
                                           J. Barclay Knapp
                                           President and Chief Executive Officer



Date:  August 11, 1999                 By: /s/ Gregg Gorelick
                                           --------------------------
                                           Gregg Gorelick
                                           Vice President-Controller
                                           (Principal Accounting Officer)


18